Form 10-Q
period 1996-03-31
WELLSFORD RESIDENTIAL PROPERTY TRUST
filed 1996-05-09
CIK 892291

======================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the quarterly period ended          March 31, 1996
                                       _____________________________

                             OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from    ________________  to  ____________

Commission file number                      1-11550
                                ____________________________________

                   Wellsford Residential Property Trust
_____________________________________________________________________
          (Exact name of registrant as specified in its charter)

          Maryland                          13-3675988
___________________________            _________________________
(State or other jurisdiction
of incorporation or organization)  (IRS Employer Identification No.)

                   610 Fifth Avenue, New York, NY  10020
__________________________________________________________________________
                 (Address of principal executive offices)
                                (Zip Code)

                              (212) 333-2300
__________________________________________________________________________
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _____X_____        No _________

Number of common shares of beneficial interest, $.01 par value, outstanding
as of April 30, 1996:   17,037,680

===========================================================================

                   WELLSFORD RESIDENTIAL PROPERTY TRUST
                                 FORM 10-Q

                                   INDEX

                                                                      Page
                                                                     Number
                                                                     ______

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1996
         (unaudited) and December 31, 1995                                3

         Consolidated Statements of Operations
         (unaudited) for the three months
         March 31, 1996 and 1995                                          4

         Consolidated Statements of Cash Flows
         (unaudited) for the three months ended
         March 31, 1996 and 1995                                          5

         Notes to Consolidated Financial Statements (unaudited)           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION                                               10

         SIGNATURES                                                      10

           WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                        March 31,  December 31,
                                          1996         1995
                                      ------------ ------------
ASSETS                                 (Unaudited)

Real estate assets, at cost:
  Land                               $105,121,296 $105,121,296
  Buildings and improvements          605,297,326  605,087,385
                                     ------------ ------------
                                      710,418,622  710,208,681
    Less, accumulated depreciation   (64,685,940) (58,490,833)
                                     ------------ ------------
                                      645,732,682  651,717,848
  Construction in progress             30,565,276   26,189,876
                                     ------------ ------------
                                      676,297,958  677,907,724
Cash and cash equivalents              17,316,919   29,444,008
Restricted cash                        12,482,099   12,916,328
Deferred financing costs                5,682,362    5,928,869
Prepaid and other assets                3,318,204    3,441,408
                                     ------------ ------------

Total Assets                         $715,097,542 $729,638,337
                                     ____________ ____________

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Senior unsecured notes             $223,352,772 $223,306,778
  Mortgage notes payable               72,173,134   77,136,941
  Unsecured credit facilities             --           --
  Accrued expenses and other
  liabilities                          12,196,394   16,403,724
  Dividends payable                    11,397,667   11,310,053
  Security deposits                     3,080,969    3,122,229
                                     ------------ ------------

Total Liabilities                     322,200,936  331,279,725
                                     ------------  -----------

Commitments and contingencies             --           --


Shareholders' Equity:
 Shares of beneficial interest,
  100,000,000 shares authorized -
  3,999,800 Series A Convertible
  Preferred Shares, $.01 par
  value per share, liquidation
  preference $25 per share,
  issued and outstanding;                  39,998       39,998
  2,300,000 Series B Preferred Shares,
  $.01 par value per share,
  liquidation preference $25 per
  share, issued and outstanding;           23,000       23,000
  17,032,097 and 17,026,342 Common
  Shares,$.01 par value per share, issued
  and outstanding at March 31, 1996 and
  December 31, 1995, respectively         170,321      170,264
  Paid in capital in excess of
  par value                           459,756,365  459,634,825
  Distributions in excess of
  net income                          (61,007,737) (55,284,084)
  Deferred compensation and
  shareholder loans receivable         (6,085,341)  (6,225,391)
                                     ------------ ------------

Total Shareholders' Equity            392,896,606  398,358,612
                                     ------------ ------------

Total Liabilities and Shareholders'
   Equity                            $715,097,542 $729,638,337
                                     ============ ============

See accompanying notes.

           WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         Three Months Ended
                                              March 31,
                               ---------------------------------------
                                       1996             1995
                                   -------------    -------------

REVENUE
 Rental income                    $30,408,668      $31,227,643
 Other income                       1,370,674        1,320,509
 Interest income                      260,144          193,701
                                   ----------       ----------
   Total Revenue                   32,039,486       32,741,853
                                   ----------       ----------

EXPENSES
 Property operating and maintenance 9,722,165        9,674,620
 Real estate taxes                  2,420,048        2,512,331
 Depreciation and amortization      6,436,099        6,736,171
 Property management                1,237,540        1,268,954
 Interest                           5,517,230        7,151,863
 General and administrative         1,011,621        1,281,429
                                   ----------       ----------
   Total Expenses                  26,344,703       28,625,368
                                   ----------       ----------

(Loss) on JV properties               (20,770)        (118,026)
                                   ----------       ----------

Net income                          5,674,013        3,998,459

Preferred dividends                 3,137,100        1,750,000
                                   ----------       ----------

Income (loss) available for
 common shareholders               $2,536,913       $2,248,459
                                   ==========       ==========

Net income (loss) per common share      $0.15            $0.13
                                   ==========       ==========

Weighted average number of common
 shares outstanding                17,031,108       16,909,311
                                   ==========       ==========

Cash dividends declared per common
 share                                 $0.485            $0.48
                                   ==========       ==========
See accompanying notes.

           WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                            Three Months Ended March 31,
                                           ______________________________
CASH FLOWS FROM OPERATING
    ACTIVITIES:                              1996              1995
                                             ____              ____
    Net income                           $  5,674,013      $  3,998,459
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
    Depreciation and amortization           6,594,497         7,577,947
    Amortization of deferred
      compensation and shareholder
      loans receivable                        140,050           129,981
    Decrease (increase) in assets
      Escrow cash                              43,123         1,073,820
      Debt service reserve                    391,106          (819,559)
      Rent receivables                         11,401           267,399
      Prepaid and other assets                 68,721           232,983
    (Decrease) increase in
       liabilities
      Accounts payable                       (453,567)          298,836
      Accrued expenses and other
       liabilities                         (3,753,763)       (1,552,939)
      Security deposits                       (41,260)             (949)
                                          ___________       ___________
    Net cash provided by
      operating activities                  8,674,321        11,205,978
                                          ___________        __________

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Investment in real estate
      assets                               (4,585,341)       (3,735,826)
                                          ___________       ___________
    Net cash provided by
      (used) in investing
      activities                           (4,585,341)       (3,735,826)
                                          ___________        __________

CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Proceeds from mortgage
      notes payable                           --                680,180
    Proceeds from senior
      unsecured notes                         --             99,396,000
    Net proceeds (payment)
      from credit facilities                  --            (65,500,000)
    Payment of deferred financing
      costs                                   (59,046)       (2,091,991)
    Principal payments on mortgage
      notes                                (4,968,568)      (31,104,790)
    Distributions to shareholders         (11,310,053)       (9,359,190)
    Net proceeds from dividend
      reinvestment plan                       121,598             --
                                         ____________      ____________
    Net cash provided by (used
      in) financing activities            (16,216,069)       (7,979,791)
                                         ____________       ___________

Net (decrease) in cash and
    cash equivalents                      (12,127,089)         (509,639)
Cash and cash equivalents,
      beginning of period                  29,444,008        13,152,692
                                         ____________       ___________
Cash and cash equivalents,
  end of period                         $  17,316,919     $  12,643,053
                                        =============     =============

SUPPLEMENTAL INFORMATION:
    Cash paid during the
      period for interest               $   9,900,073     $   5,047,107
    First quarter dividends
      declared                          $  11,397,667     $   9,866,469

See accompanying notes.

           WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    Wellsford Residential Property Trust and Subsidiaries (the "Company") is a fully integrated and self administered equity real estate investment trust ("REIT") engaged in the acquisition, development and operation of multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At March 31, 1996, the Company owned 75 multifamily communities containing 18,296 units.

    The accompanying financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Real Estate Investments

    In April 1996, the Company, through a wholly-owned subsidiary, acquired Marks West, a multifamily community containing 280 units located in Denver, Colorado, for approximately $18 million including the estimated cost for certain capital improvements. The acquisition was funded from cash on hand and $11.2 million of tax-exempt bond financing. The bonds are collateralized by a non-recourse first mortgage on Marks West, bear interest at a rate which approximates the Standard & Poor's/J.J. Kenny index for short-term high grade tax-exempt bonds, and mature in December 1997. The community's operations have been combined with those of The Marks, an existing community located contiguous to Marks West.

    In January 1996, the Company prepaid its $4.9 million mortgage on the community known as Parkwood East from cash on hand. This mortgage bore interest at 9.625% and would have matured in March 1996.

3.  Earnings Per Share

    Net income per share was calculated using the weighted average number of shares outstanding of 17,031,108 and 16,909,311 for the three months ended March 31,1996 and 1995, respectively. The Company declared a common dividend of $0.485 per common share, a Series A preferred dividend of $0.4375 per share, and a Series B preferred dividend of $0.603125 per share on March 18, 1996 payable to shareholders of record on March 28, 1996.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  General

The Company's operations consist of acquiring, developing and operating residential multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At March 31, 1996, the Company owned 75 multifamily communities containing 18,296 units.

Decreases in revenues and expenses in the periods compared below were due primarily to the dispositions of seven communities containing a total of 2,245 units during 1995 (the "Disposition Communities"). Certain comparisons between periods have been made on an actual basis as well as on a weighted average per unit basis, a technique which adjusts for certain increases in existing communities and increases related to the acquisitions of communities.

The Company currently has the following four development projects on which it has spent $30.6 million through March 31, 1996:

                    Number                    Estimated        Estimated
Name               of Units    Location      Total Cost     Completion Date

Summit                150       Seattle      $15.0 million   December 1996
Seeley Lake III       182       Tacoma         8.9 million   October  1996
Bear Creek Run II     216       Denver        18.8 million   October  1996
Blue Ridge            456       Denver        42.5 million   October  1997
                     ----                    -------------
                    1,004                    $85.2 million
                    =====                    =============


Two of these projects, Blue Ridge and Bear Creek Run II, are being developed pursuant to fixed-price contracts. The Company is committed to purchase 100% of these projects upon completion and the achievement of certain occupancy levels, which is anticipated to occur at the dates disclosed above.

2.   Results of Operations

Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995.

Rental income decreased by $0.8 million or 3%. $1.8 million of decrease represents 1995 rental income from the Disposition Communities. On a per unit basis, rental income increased from $1,543 to $1,669 or 8% due primarily to increases in rental rates and dispositions of communities with lower per unit rents than the currently owned communities. Revenues for the 75 communities which were owned during the first three months of 1995 and 1996 increased by 3%. Average occupancy increased from 93.9% to 95.0%. Occupancy for the 75 communities owned during the first three months of both 1995 and 1996 decreased slightly from 95.2% to 95.0%.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Other income increased by $0.1 million or 4%. $0.1 million of decrease represents 1995 other income from the Disposition Communities. On a per unit basis, other income increased from $65 to $75 or 15%, due primarily to increases in lease cancellation fees related to residents leaving to acquire homes.

Interest income increased by $0.1 million due primarily to the large cash balance during January 1996.

As a result of the above changes, total revenues decreased from $32.7 million to $32.0 million or 2%. On a per unit basis, total revenue increased from $1,618 to $1,758 (or from $539 to $586 per unit per month) or 9%.

     Property operating and maintenance expenses increased by less than $0.1 million or less than 1%. $0.8 million of decrease represents 1995 property operating and maintenance expenses from the Disposition Communities. On a per unit basis, these expenses increased from $478 to $534 or 12% due primarily to the sale of communities having lower per unit operating costs than the currently owned communities.

     Real estate taxes decreased by $0.1 million or 4%. This decrease represents 1995 real estate taxes on the Disposition Communities. On a per unit basis, real estate taxes increased from $124 to $133 or 7% due primarily to increases in assessed values in certain cities.

     Property management expense decreased by less than $0.1 million or 2%. This decrease represents 1995 property management expense related to the Disposition Communities. On a per unit basis, property management expense increased from $63 to $68 or 8% due primarily to the sale of communities having lower per unit management expenses than the currently owned communities.

     Interest expense decreased by $1.6 million or 23%. This decrease is primarily the result of reduced interest due to the repayment of debt from the proceeds of the Series B Preferred Shares during 1995.

     General and administrative expenses decreased by $0.3 million. On a per unit basis, this expense decreased from $63 to $56 or 12%. This decrease is primarily the result of decreased compensation for certain executive officers.

     Depreciation and amortization decreased by $0.3 million or 4% due primarily to the disposition of communities.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


3.   Liquidity and Capital Resources

The Company expects to meet its short-term liquidity requirements generally through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements and shareholder distributions in accordance with REIT requirements both in the short and long terms.

The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, and financing capital improvements by long-term borrowings through the issuance of debt and the offering of additional debt and equity securities.

The Company has a $150 million unsecured revolving credit facility from The First National Bank of Boston (the "Bank of Boston Credit Facility"). At March 31, 1996, there were no amounts drawn on the Bank of Boston Credit Facility. The Bank of Boston Credit Facility may be used for financing acquisitions, development, capital expenditures, repayment of indebtedness and working capital purposes.

PART II.

OTHER INFORMATION

     Item 1:   Legal Proceedings - Not Applicable.

     Item 2:   Changes in Securities - Not Applicable.

     Item 3:   Defaults upon Senior Securities - Not Applicable.

     Item 4:   Submission of Matters to a Vote of Security Holders - Not
               Applicable

     Item 5:   Other Information - Not Applicable.

     Item 6:   Exhibits and Reports on Form 8-K

               (a)  Exhibits filed with this Form 10-Q:  None.

               (b) No report on Form 8-K was filed by the registrant during its fiscal quarter ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD RESIDENTIAL PROPERTY TRUST


By:  /s/ Jeffrey H. Lynford
     -----------------------------------------
     Jeffrey H. Lynford, Chairman of the Board


     /s/ Gregory F. Hughes
     -------------------------------------------------------------
     Gregory F. Hughes, Vice President and Chief Financial Officer


Dated:    April 30, 1996