Form 10-Q
period 1996-06-30
WELLSFORD RESIDENTIAL PROPERTY TRUST
filed 1996-08-13
CIK 892291

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

- --------------------------------------------------------------------------------
                                    FORM 10-Q
- --------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1996
                                    --------------------------------------------

                                       OR

{  }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from      ----------------     to     ----------------

Commission file number                                 1-11550
                                 -----------------------------------------------

                      Wellsford Residential Property Trust
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                    13-3675988
- --------------------------------------       -----------------------------------
  (State or other  jurisdiction of            (IRS Employer Identification No.)
  incorporation  or  organization)

                      610 Fifth Avenue, New York, NY 10020
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 333-2300
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X               No
         ---------                   --------

Number of common shares of beneficial interest, $.01 par value, outstanding as of August 12, 1996: 17,045,406

================================================================================

                      WELLSFORD RESIDENTIAL PROPERTY TRUST
                                    FORM 10-Q

- --------------------------------------------------------------------------------
                                      INDEX
- --------------------------------------------------------------------------------

                                                                         Page
                                                                        Number
                                                                       --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheets as of
            June 30, 1996 (unaudited)
            and December 31, 1995 ......................................  3

            Consolidated Statements of Operations
            (unaudited) for the three
            and six months ended June 30, 1996 and 1995 ................  4

            Consolidated Statements of Cash Flows (unaudited) for
            the six months ended June 30, 1996 and 1995 ................  5

            Notes to Consolidated Financial Statements (unaudited) .....  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................  8

PART II.    OTHER INFORMATION .......................................... 11

            SIGNATURES ................................................. 12

              WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,        December 31,
                                                      1996             1995
                                                 ------------      ------------
ASSETS                                            (Unaudited)

Real estate assets, at cost:
   Land ......................................   $107,724,296      $105,121,296
   Buildings and improvements ................    620,992,554       605,087,385
                                                 ------------       ------------
                                                  728,716,850       710,208,681
     Less, accumulated depreciation ..........    (71,022,646)      (58,490,833)
                                                 ------------      ------------
                                                  657,694,204       651,717,848
   Construction in progress ..................     38,535,183        26,189,876
                                                 ------------      ------------
                                                  696,229,387       677,907,724
Cash and cash equivalents ....................     30,330,624        29,444,008
Restricted cash ..............................     11,376,242        12,916,328
Deferred financing costs .....................      5,386,606         5,928,869
Prepaid and other assets .....................      3,155,087         3,441,408
                                                 ------------      ------------

Total Assets .................................   $746,477,946      $729,638,337
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Senior unsecured notes ....................   $223,399,302      $223,306,778
   Mortgage notes payable ....................     83,336,596        77,136,941
   Unsecured credit facilities ...............     24,000,000             --
   Accrued expenses and other liabilities ....     14,054,354        16,403,724
   Dividends payable .........................     11,401,220        11,310,053
   Security deposits .........................      3,073,755         3,122,229
                                                 ------------      ------------

Total Liabilities ............................    359,265,227       331,279,725
                                                 ------------      ------------

Commitments and contingencies ................          --                --

Shareholders' Equity:
   Shares of beneficial interest, 100,000,000
      shares authorized - 3,999,800 Series A
      Convertible Preferred Shares, $.01 par
      value per share, liquidation preference
      $25 per share, issued and
      outstanding; ...........................        39,998             39,998
      2,300,000 Series B Preferred Shares,
      $.01 par value per share, liquidation
      preference $25 per share, issued and
      outstanding; ...........................        23,000             23,000
      17,039,423 and 17,026,342 Common Shares,
      $.01 par value  per share, issued and
      outstanding at June 30, 1996 and
      December 31, 1995, respectively ........       170,394            170,264
Paid in capital in excess of par value .......   459,907,924        459,634,825
Distributions in excess of net income ........   (66,845,806)       (55,284,084)
Deferred compensation and shareholder
   loans receivable ..........................    (6,082,791)        (6,225,391)
                                                ------------       ------------

Total Shareholders' Equity ...................   387,212,719        398,358,612
                                                ------------       ------------

Total Liabilities and Shareholders' Equity ...  $746,477,946       $729,638,337
                                                ============       ============

See accompanying notes.

              WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                      -----------------------------   -----------------------------
                                          1996            1995            1996            1995
                                      -------------   -------------   -------------   -------------
REVENUE
   Rental income ..................   $ 30,651,320    $ 31,089,346    $ 61,059,988    $ 62,316,989
   Other income ...................      1,395,080       1,348,143       2,765,754       2,668,652
   Interest income ................        313,811         217,218         573,955         410,919
                                      ------------    ------------    ------------    ------------
      Total Revenue ...............     32,360,211      32,654,707      64,399,697      65,396,560
                                      ------------    ------------    ------------    ------------

EXPENSES
   Property operating and
      maintenance .................     10,181,613       9,795,596      19,903,778      19,470,216
   Real estate taxes ..............      2,442,158       2,490,182       4,862,206       5,002,513
   Depreciation and amortization ..      6,580,245       6,751,441      13,016,344      13,487,612
   Property management ............      1,134,717       1,283,351       2,372,257       2,552,305
   Interest .......................      5,645,454       7,042,038      11,162,684      14,193,901
   General and administrative .....        797,337       1,162,438       1,808,958       2,443,867
                                      ------------    ------------    ------------    ------------
      Total Expenses ..............     26,781,524      28,525,046      53,126,227      57,150,414
                                      ------------    ------------    ------------    ------------

Gain on sale of communities .......           --           678,618            --           678,618
(Loss) on JV communities ..........        (15,535)       (110,994)        (36,305)       (229,020)
                                      ------------    ------------    ------------    ------------

Net income ........................      5,563,152       4,697,285      11,237,165       8,695,744

Preferred dividends ...............      3,137,100       1,750,000       6,274,200       3,500,000
                                      ------------    ------------    ------------    ------------

Income (loss) available for
   common shareholders ............   $  2,426,052    $  2,947,285    $  4,962,965    $  5,195,744
                                      ============    ============    ============    ============

Net income (loss) per common
   share ..........................   $       0.14    $       0.17    $       0.29    $       0.31
                                      ============    ============    ============    ============

Weighted average number of common
   shares outstanding .............     17,038,158      16,909,403      17,034,633      16,909,357
                                      ============    ============    ============    ============

Cash dividends declared per common
   share ..........................   $      0.485    $      0.480    $      0.970    $      0.960
                                      ============    ============    ============    ============

See accompanying notes.

              WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   1996           1995
                                                    ------------   ------------
   Net income ....................................  $ 11,237,165   $  8,695,744
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization ..............    13,342,737     15,080,494
      Amortization of deferred
         compensation and shareholder
         loans receivable ........................       142,600        259,961
      (Gain) loss on sale of communities .........          --         (678,618)
      Decrease (increase) in assets
         Escrow cash .............................       143,257      1,069,211
         Debt service reserve ....................     1,396,829       (562,617)
         Rent receivables ........................      (295,235)       232,722
         Prepaid and other assets ................       292,975       (216,825)
      (Decrease) increase in liabilities
         Accounts payable ........................    (1,032,419)       626,891
         Accrued expenses and other
            liabilities ..........................    (1,316,951)    (1,881,957)
         Security deposits .......................       (48,474)        19,235
                                                    ------------   ------------
      Net cash provided by operating
         activities ..............................    23,862,484     22,644,241
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of real estate
      assets .....................................          --       16,746,566
   Investment in real estate assets ..............   (19,453,476)   (11,566,030)
                                                    ------------   ------------
      Net cash provided by (used in) investing
         activities ..............................   (19,453,476)     5,180,536
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable ..........          --          794,971
   Net proceeds from senior unsecured
      notes ......................................          --       99,396,000
   Net proceeds (payment) from credit
      facilities .................................    24,000,000    (59,500,000)
   Payment of deferred financing costs ...........       (78,034)    (3,063,430)
   Principal payments on mortgage notes ..........    (5,009,867)   (31,135,578)
   Distributions to shareholders .................   (22,707,720)   (19,225,659)
   Net proceeds from dividend
      reinvestment plan ..........................       263,760          9,248
   Net proceeds from exercise of options .........         9,469           --
                                                    ------------   ------------
      Net cash provided by (used in) financing
         activities ..............................    (3,522,392)   (12,724,448)
                                                    ------------   ------------

   Net (decrease) in cash and cash
      equivalents ................................       886,616     15,100,329
   Cash and cash equivalents, beginning
      of period ..................................    29,444,008     13,152,692
                                                    ------------   ------------
   Cash and cash equivalents, end of period ......  $ 30,330,624   $ 28,253,021
                                                    ============   ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest ......  $ 11,475,404   $  9,738,141
   Second quarter dividends declared .............  $ 11,401,220   $  9,866,671

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Cost of assets acquired .......................  $ 30,653,476   $       --
   Net cash paid .................................   (19,453,476)          --
                                                    ------------   ------------
   Purchase money and other mortgage
      notes assumed ..............................  $ 11,200,000   $       --
                                                    ============   ============

   Net sales price of assets sold ................  $       --     $ 29,311,566
   Net cash received .............................          --      (16,746,566)
                                                    ------------   ------------
   Note receivable ...............................  $       --     $ 12,565,000
                                                    ============   ============

See accompanying notes.

              WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General

      Wellsford Residential Property Trust and Subsidiaries (the "Company") is a fully integrated and self administered equity real estate investment trust ("REIT") engaged in the acquisition, development and operation of multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At June 30, 1996, the Company owned 75 multifamily communities containing 18,576 units.

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

2.    Real Estate Investments

      In July 1996, the Company originated a $17.9 million mortgage on a 344 unit, newly constructed community in Tucson, Arizona known as Sonterra at Williams Centre (the "Sonterra Mortgage"). The Sonterra Mortgage bears interest at 9% per annum, matures in June 1999 and provides the Company with the exclusive option to purchase the community for $20.5 million through December 1997 and $21 million until December 1998.

      In May 1996, the Company purchased a parcel of land in Denver, Colorado for $2.1 million. The land is located contiguous to the Company's Blue Ridge development and will represent the second phase of the Company's Palomino Park project.

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

3.    Capitalization

      During the second quarter of 1996, the Company drew $24.0 million on its unsecured credit facility with The First National Bank of Boston (the "Bank of Boston Credit Facility") to purchase a parcel of land, fund the Sonterra Mortgage and fund certain developments.

              WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      In January 1996, the Company prepaid it's $4.9 million mortgage on the community known as Parkwood East from cash on hand. This mortgage bore interest at 9.625% and would have matured March 1996.

      In June 1996, the Company's Board of Trustees approved a stock repurchase plan which authorizes the Company to repurchase up to two million common shares.

4.    Earnings Per Share

      Net income per share was calculated using the weighted average number of shares outstanding of 17,034,633 and 16,909,357 for the six months ended June 30, 1996 and 1995, respectively. The Company declared a common dividend of $0.485 per common share, a Series A preferred dividend of $0.4375 per share, and a Series B preferred dividend of $0.603125 per share on June 19, 1996 payable to shareholders of record on June 29, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.    General

      The Company's operations consist of acquiring, developing and operating residential multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At June 30, 1996, the Company owned 75 multifamily communities containing 18,576 units.

      Decreases in revenues and expenses in the periods compared below were due primarily to the dispositions of seven communities containing a total of 2,245 units during 1995 (the "Disposition Communities"), offset by the acquisition of one community in April 1996. Certain comparisons between periods have been made on an actual basis as well as on a weighted average per unit basis, a technique which adjusts for certain increases in existing communities and increases or decreases related to the acquisition or disposition of communities.

      The Company currently has the following four development projects on which it has spent $38.1 million through June 30, 1996:

                          Number                  Estimated         Estimated
            Name         of Units    Location     Total Cost     Completion Date
      -----------------  --------    --------   --------------   ---------------

      Summit               150       Seattle    $ 16.0 million    December 1996
      Seeley Lake III      182       Tacoma        8.9 million    October  1996
      Bear Creek Run II    216       Denver       18.8 million    October  1996
      Blue Ridge           456       Denver       42.5 million    October  1997
                         -----                  --------------
                         1,004                  $ 86.2 million
                         =====                  ==============

      Two of these projects, Blue Ridge and Bear Creek Run II, are being developed pursuant to fixed-price contracts. The Company is committed to purchase 100% of these projects upon completion and the achievement of certain occupancy levels, which is anticipated to occur at the dates disclosed above.

      Risks Associated with Forward-Looking Statements
      ------------------------------------------------

      This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations which involve a number of risk factors and uncertainties, including, but not limited to, risks associated with the acquisition, construction and development of multifamily communities, including the risk of an over-supply of apartment units or a reduction in the demand for such units, risks associated with construction and lease-up delays, budget over-runs, risks that the Company's acquisition and development communities will fail to perform as expected, financing risks, such as the availability of debt or equity financing in the future and the risk of increasing costs of such financing, as well as other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


2.    Results of Operations

      Comparison of the six months ended June 30, 1996 to the six months ended June 30, 1995
      --------------------------------------------------------------------------

      Rental income decreased by $1.3 million or 2%. $3.5 million of decrease represents 1995 rental income from the Disposition Communities, which is offset by $0.5 million of rental income from the community acquired in 1996 and by occupancy and rental rate increases on other communities. On a per unit basis, rental income increased from $3,080 to $3,329 or 8% due primarily to increases in rental rates and dispositions of communities with lower per unit rents than the currently owned communities. Revenues for the 75 communities which were owned during the first six months of 1995 and 1996 increased by 3%. Average occupancy increased from 93.7% to 94.7%. Occupancy for the 75 communities owned during the first six months of both 1995 and 1996 increased from 94.0% to 94.7%.

      Other income increased by $0.1 million or 4%. On a per unit basis, other income increased from $132 to $151 or 14%, due primarily to increases in lease cancellation fees related to residents leaving to acquire homes.

      Interest income increased by $0.2 million due primarily to interest income from a mortgage originated by the Company.

      As a result of the above changes, total revenues decreased from $65.4 million to $64.4 million or 2%. On a per unit basis, total revenue increased from $3,232 to $3,511 (or from $539 to $585 per unit per month) or 9%.

      Property operating and maintenance expenses increased by $0.4 million or 2% primarily as a result of increased turnover costs and repair and maintenance costs. This increase is net of $1.6 million of decrease which represents 1995 property operating and maintenance expenses from the Disposition Communities. On a per unit basis, these expenses increased from $962 to $1,085 or 13% due primarily to the sale of communities having lower per unit operating costs than the currently owned communities.

      Real estate taxes decreased by $0.1 million or 3%. $0.2 million of decrease represents 1995 real estate taxes on the Disposition Communities. On a per unit basis, real estate taxes increased from $247 to $265 or 7% due primarily to increases in assessed values in certain cities.

      Property management expense decreased by $0.2 million or 7%. This decrease represents 1995 property management expense related to the Disposition Communities. On a per unit basis, property management expense increased from $126 to $129 or 3% due primarily to the sale of communities having lower per unit management expenses than the currently owned communities.

      Interest expense decreased by $3.0 million or 21%. This decrease is primarily the result of reduced interest due to the repayment of debt from the proceeds of the Series B Preferred Shares and from the sales of the Disposition Communities during 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      General and administrative expenses decreased by $0.6 million. On a per unit basis, this expense decreased from $121 to $99 or 18%. This decrease is primarily the result of decreased compensation for certain executive officers.

      Depreciation and amortization decreased by $0.5 million or 3% due primarily to the disposition of communities.

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

      The Company has a $150 million unsecured revolving credit facility from The First National Bank of Boston (the "Bank of Boston Credit Facility"). At June 30, 1996, $24 million was outstanding on the Bank of Boston Credit Facility leaving $126 million undrawn. The Bank of Boston Credit Facility may be used for financing acquisitions, development, capital expenditures, repayment of indebtedness and working capital purposes.

      PART II.

      OTHER INFORMATION

           Item 1:Legal Proceedings - Not Applicable.

           Item 2:Changes in Securities - Not Applicable.

           Item 3:Defaults upon Senior Securities - Not Applicable.

           Item 4:Submission of Matters to a Vote of Security Holders:

                  On May 16, 1996, the Company held its annual meeting of shareholders. A total of 15,309,129 common shares, representing approximately 89.9% of the 17,032,097 common shares outstanding and entitled to vote as of the record date (March 28, 1996) were represented in person or by proxy vote and constituted a quorum.

                  At the meeting,  Frank J. Hoenemeyer,  Frank J. Sixt and Larry
                  W. Wells were re-elected to terms expiring at the 1999 annual meeting of shareholders. Each of the re-elected trustees received the affirmative vote of at least 15,129,057 common shares representing approximately 98.8% of the shares voted. The terms of the five other trustees, Jeffrey H. Lynford, Edward Lowenthal, Daniel M. Kelley, Rodney F. Du Bois and Mark S. Germain, continued after the meeting.

                  The shareholders also ratified the appointment of Ernst & Young LLP (successor through merger of Kenneth Leventhal and Company) as the Company's independent public accountants for the fiscal year ending December 31, 1996 by the affirmative vote of 15,255,382 common shares. 18,160 common shares voted against the proposal and 35,587 common shares were voted as abstentions.

           Item 5:Other Information - Not Applicable.

           Item 6:Exhibits and Reports on Form 8-K

                        (a)   Exhibits filed with this Form 10-Q:
                              27.1 Financial Data Schedule (EDGAR Filing Only)
                        (b) No report on Form 8-K was filed by the registrant during its fiscal quarter ended
                              June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD RESIDENTIAL PROPERTY TRUST


By:   /s/ Jeffrey H. Lynford
          ------------------------------------------
          Chairman of the Board


      /s/ Gregory F. Hughes
          ------------------------------------------
          Vice President and Chief Financial Officer


Dated: August 12, 1996