Form 10-Q
period 1996-09-30
WELLSFORD RESIDENTIAL PROPERTY TRUST
filed 1996-11-15
CIK 892291

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1996
                                    --------------------------------------------

                                       OR

{  }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from      ----------------     to     ----------------

Commission file number                                 1-11550
                                 -----------------------------------------------

                      Wellsford Residential Property Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                    13-3675988
--------------------------------------       -----------------------------------
  (State or other  jurisdiction of            (IRS Employer Identification No.)
  incorporation  or  organization)

                      610 Fifth Avenue, New York, NY 10020
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 333-2300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Number of common shares of beneficial interest, $.01 par value, outstanding as of November 15, 1996: 17,104,359

================================================================================

                      WELLSFORD RESIDENTIAL PROPERTY TRUST
                                    FORM 10-Q

--------------------------------------------------------------------------------
                                      INDEX
--------------------------------------------------------------------------------

                                                                         Page
                                                                        Number
                                                                       --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheets as of
            September 30, 1996 (unaudited)
            and December 31, 1995 ......................................  3

            Consolidated Statements of Operations
            (unaudited) for the three
            and nine months ended September 30, 1996 and 1995 ..........  4

            Consolidated Statements of Cash Flows (unaudited) for
            the nine months ended September 30, 1996 and 1995 ..........  5

            Notes to Consolidated Financial Statements (unaudited) .....  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................  8

PART II.    OTHER INFORMATION .......................................... 11

            SIGNATURES ................................................. 12

             WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                             September 30,         December 31,
                                                 1996                  1995
                                             -------------         ------------
ASSETS                                        (Unaudited)

Real estate assets, at cost:
   Land .................................... $ 107,724,296        $ 105,121,296
   Buildings and improvements ..............   621,593,451          605,087,385
                                             -------------        -------------
                                               729,317,747          710,208,681
      Less, accumulated depreciation .......   (77,391,952)         (58,490,833)
                                             -------------        -------------
                                               651,925,795          651,717,848
   Construction in progress ................    44,152,513           26,189,876
                                             -------------        -------------
                                               696,078,308          677,907,724
Cash and cash equivalents ..................     7,979,044           29,444,008
Restricted cash ............................     9,812,876           12,916,328
Note receivable ............................    17,800,000              --
Deferred financing costs ...................     5,092,396            5,928,869
Prepaid and other assets ...................     3,060,521            3,441,408
                                             -------------        -------------

Total Assets ............................... $ 739,823,145        $ 729,638,337
                                             =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Senior unsecured notes .................. $ 223,446,986        $ 223,306,778
   Mortgage notes payable ..................    83,299,168           77,136,941
   Unsecured credit facilities .............    26,000,000              --
   Accrued expenses and other liabilities ..    10,812,069           16,403,724
   Dividends payable .......................    11,430,568           11,310,053
   Security deposits .......................     3,130,949            3,122,229
                                             -------------        -------------
Total Liabilities ..........................   358,119,740          331,279,725
                                             -------------        -------------

Commitments and contingencies ..............       --                   --

Shareholders' Equity:
   Shares of beneficial interest,
   100,000,000 shares authorized -
      3,999,800 Series A Convertible
      Preferred Shares, $.01 par value
      per share, liquidation preference
      $25 per share, issued and
      outstanding; .........................        39,998               39,998
      2,300,000 Series B Preferred Shares,
      $.01 par value per share, liquidation
      preference $25 per share,
      issued and outstanding; ..............        23,000               23,000
      17,099,935 and 17,026,342 Common
      Shares, $.01 par value  per share,
      issued and outstanding at September
      30, 1996 and December 31, 1995,
      respectively .........................       170,999              170,264
   Paid in capital in excess of par value ..   461,298,347          459,634,825
   Distributions in excess of net income ...   (72,544,562)         (55,284,084)
   Deferred compensation and shareholder
   loans receivable ........................    (7,284,377)          (6,225,391)
                                             -------------        -------------

Total Shareholders' Equity .................   381,703,405          398,358,612
                                             -------------        -------------

Total Liabilities and Shareholders' Equity . $ 739,823,145        $ 729,638,337
                                             =============        =============

See accompanying notes.


              WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended              Nine Months Ended
                                             September 30,                   September 30,
                                      ----------------------------    ----------------------------
                                          1996            1995            1996            1995
                                      ------------    ------------    ------------    ------------
    Rental income ..................  $ 30,867,109    $ 30,412,342    $ 91,927,097    $ 92,729,331
    Other income ...................     1,422,872       1,256,973       4,188,626       3,925,625
    Interest income ................       462,684         997,042       1,036,639       1,407,961
                                      ------------    ------------    ------------    ------------
       Total Revenue                    32,752,665      32,666,357      97,152,362      98,062,917
                                      ------------    ------------    ------------    ------------

 EXPENSES
    Property operating and
       maintenance .................    10,572,609      10,946,077      30,476,387      30,416,293
    Real estate taxes ..............     2,209,733       2,223,406       7,071,939       7,225,919
    Depreciation and amortization ..     6,613,789       6,686,373      19,630,133      20,173,985
    Property management ............     1,078,700       1,212,780       3,450,957       3,765,085
    Interest .......................     5,745,851       7,164,290      16,908,535      21,358,191
    General and administrative .....       783,837         623,840       2,592,795       3,067,707
                                      ------------    ------------    ------------    ------------
       Total Expenses ..............    27,004,519      28,856,766      80,130,746      86,007,180
                                      ------------    ------------    ------------    ------------

 Gain(loss) on sale of communities .       --             (162,849)        --              515,769
 (Loss) on JV communities ..........       (16,334)        (71,154)        (52,639)       (300,174)
                                      ------------    ------------    ------------    ------------

 Net income before extraordinary
    items ..........................     5,731,812       3,575,588      16,968,977      12,271,332

 Extraordinary item - (loss) on
    early extinguishment of debt ...       --           (5,129,364)        --           (5,129,364)
                                      ------------    ------------    ------------    ------------
 Net income (loss) after
    extraordinary items ............     5,731,812      (1,553,776)     16,968,977       7,141,968

 Preferred dividends ...............     3,137,100       2,335,580       9,411,300       5,835,580
                                      ------------    ------------    ------------    ------------

 Income (loss) available for
    common shareholders ...........   $  2,594,712    $ (3,889,356)   $  7,557,677    $  1,306,388
                                      ============    ============    ============    ============

 Net income (loss) per common share
    before extraordinary items ....   $       0.15    $       0.07    $       0.44    $       0.38
                                      ============    ============    ============    ============

 Net income (loss) per common share
    after extraordinary items .....   $       0.15    $      (0.23)   $       0.44    $       0.08
                                      ============    ============    ============    ============
 Weighted average number of common
    shares outstanding ............     17,053,683      16,944,495      17,041,029      16,921,199
                                      ============    ============    ============    ============

 Cash dividends declared per common
    share .........................   $      0.485    $      0.480    $      1.455    $      1.440
                                      ============    ============    ============    ============

 See accompanying notes.

              WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:               1996               1995
                                                ------------       ------------
   Net income ..............................    $ 16,968,977       $  7,141,968
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Depreciation and amortization ........      20,123,736         22,552,596
      Amortization of deferred
      compensation and shareholder loans
      receivable ...........................         191,014            389,942
      (Gain) loss on sale of communities ...         --                (515,769)
      Non-cash loss on early extinguishment
      of debt ..............................         --               3,950,399
      Decrease (increase) in assets
         Escrow cash .......................          59,106          1,416,760
         Debt service reserve ..............       3,044,346         (1,077,327)
         Rent receivables ..................        (176,465)           263,266
         Prepaid and other assets  .........         222,482             90,457
      (Decrease) increase in liabilities
         Accounts payable ..................      (1,796,054)           932,170
         Accrued expenses and other
         liabilities .......................      (3,795,601)        (2,406,278)
         Security deposits .................           8,720             29,107
                                                ------------       ------------
      Net cash provided by operating
      activities ...........................      34,850,261         32,767,291
                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of real estate
   assets ..................................         --              16,633,289
   Investment in real estate assets ........     (25,671,703)       (16,571,243)
   Investment in note receivable ...........     (17,800,000)           --
                                                ------------       ------------
      Net cash provided by (used in)
      investing activities .................     (43,471,703)            62,046
                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable ....         --                 794,971
   Net proceeds from senior
   unsecured notes..........................         --             223,205,050
   Net proceeds (payment) from credit
   facilities ..............................      26,000,000       (140,000,000)
   Payment of deferred financing costs .....         (96,783)        (4,362,601)
   Principal payments on mortgage notes ....      (5,052,056)      (145,547,966)
   Distributions to shareholders ...........     (34,108,941)       (29,092,331)
   Net proceeds from dividend
   reinvestment plan .......................         404,788            784,261
   Net proceeds from preferred equity
   offering ................................         --              55,426,733
   Net proceeds from exercise of options ...           9,470            --
                                                ------------       ------------
      Net cash provided by (used in)
      financing activities .................     (12,843,522)       (38,791,883)
                                                ------------       ------------

   Net (decrease) in cash and cash
   equivalents .............................     (21,464,964)        (5,962,546)
   Cash and cash equivalents, beginning
   of period ...............................      29,444,008         13,152,692
                                                ------------       ------------
   Cash and cash equivalents, end of
   period ..................................    $  7,979,044       $  7,190,146
                                                ============       ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for
   interest ................................    $ 22,123,549       $ 18,002,168
   Third quarter dividends declared ........    $ 11,430,568       $ 10,471,197

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Cost of assets acquired .................    $ 17,512,162       $    --
   Net cash paid ...........................      (6,312,162)           --
                                                ------------       ------------
   Purchase money and other mortgage
   notes assumed ...........................    $ 11,200,000       $    --
                                                ============       ============

   Net sales price of assets sold ..........    $    --            $ 29,198,289
   Net cash received .......................         --             (16,633,289)
                                                ------------       ------------
   Note receivable .........................    $    --            $ 12,565,000
                                                ============       ============

See accompanying notes.

                WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General

      Wellsford Residential Property Trust and Subsidiaries (the "Company") is a fully integrated and self administered equity real estate investment trust ("REIT") engaged in the acquisition, development and operation of multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At September 30, 1996, the Company owned 75 multifamily communities containing 18,576 units. After the developments completed in October 1996, described in Note 2, the Company owns 18,974 units.

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

2.    Real Estate Investments

      In October 1996, the Company completed two development projects. The Village at Bear Creek II, a Denver, Colorado apartment community contiguous to the Company's existing Bear Creek community, contains 216 units and was developed at a cost of $18.8 million, including settlement of the developer's fixed price contract. The operations of the two Bear
      Creek communities have been combined. Seeley Lake III, a Tacoma, Washington apartment community developed as an expansion to the Company's Village at Seeley Lake community, contains 182 units and was developed at a cost of $9.5 million.

      In July 1996, the Company originated a $17.8 million mortgage on a 344 unit, newly constructed community in Tucson, Arizona known as Sonterra at Williams Centre (the "Sonterra Mortgage"). The Sonterra Mortgage bears interest at 9% per annum, matures in June 1999 and provides the Company with the exclusive option to purchase the community for $20.5 million through December 1997 and $21 million until December 1998.

      In May 1996, the Company purchased a parcel of land in Denver, Colorado for $2.1 million. The land is located contiguous to the Company's Blue Ridge development and will represent the second phase of the Company's Palomino Park project.

      In April 1996, the Company, through a wholly-owned subsidiary, acquired Marks West, a multifamily community containing 280 units located in Denver, Colorado, for approximately $18 million including the estimated cost for certain capital improvements. The acquisition was funded from cash on hand and the assumption of $11.2 million of tax-exempt bond financing. During October 1996, the Company remarketed the bonds which now bear interest at 6.65% and have a term of 30 years. The community's operations have been combined with those of The Marks, an existing community located contiguous to Marks West.

               WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.    Capitalization

      In October 1996, the Company drew $20 million on its unsecured credit facility with The First National Bank of Boston (the "Bank of Boston Credit Facility"), primarily to settle the developer's fixed price contract on the Company's Village at Bear Creek II development upon its completion.

      In September 1996, three shareholders who are officers of the Company purchased 54,052 of the Company's common shares at the average market price of $23.125 per share. The Company financed these purchases with loans that are secured by the shares, bear no interest and mature in ten years. One twentieth of each loan will be forgiven each year for ten years so long as the officer is still employed by the Company.

      During the second and third quarters of 1996, the Company drew $26.0 million on the Bank of Boston Credit Facility to purchase a parcel of land, fund the Sonterra Mortgage and fund certain developments.

      In June 1996, the Company's Board of Trustees approved a stock repurchase plan which authorizes the Company to repurchase up to two million common shares. No shares have been repurchased through September 30, 1996.

      In January 1996, the Company prepaid it's $4.9 million mortgage on the community known as Parkwood East from cash on hand. This mortgage bore interest at 9.625% and would have matured March 1996.

4.    Earnings Per Share

      Net income per share was calculated using the weighted average number of shares outstanding of 17,038,070 and 16,921,199 for the nine months ended September 30,1996 and 1995, respectively. The Company declared a common dividend of $0.485 per common share, a Series A preferred dividend of $0.4375 per share, and a Series B preferred dividend of $0.603125 per share on September 17, 1996 payable to shareholders of record on September 27, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.    General

      The Company's operations consist of acquiring, developing and operating residential multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At September 30, 1996, the Company owned 75 multifamily communities containing 18,576 units.

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

      The Company currently has the following four development projects on which it has spent $44.2 million through September 30, 1996:

                        Number                  Estimated         Estimated
      Name             of Units   Location      Total Cost     Completion Date
      ---------------  --------   --------    -------------    ----------------
      Summit              150      Seattle    $16.0 million     December  1996
      Seeley Lake III     182      Tacoma       9.5 million     October   1996*
      Bear Creek II       216      Denver      18.8 million     October   1996*
      Blue Ridge          456      Denver      42.5 million     October   1997
                        -----                  ------------
                        1,004                 $86.8 million
                        =====                  ============

      *  Completed in October 1996.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


2.    Results of Operations

      Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995.

      Rental income decreased by $0.8 million or 1%. $3.9 million of decrease represents 1995 rental income from the Disposition Communities, which is offset by $0.9 million of rental income from the community acquired in 1996 and by occupancy and rental rate increases on other communities. On a per unit basis, rental income increased from $4,708 to $4,998 or 6% due primarily to increases in rental rates and dispositions of communities with lower per unit rents than the currently owned communities. Revenues for the 75 communities which were owned during the first nine months of 1995 and 1996 increased by 3%. Average occupancy increased from 94.0% to 94.7%. Occupancy for the 75 communities owned during the first nine months of both 1995 and 1996 decreased from 95.0% to 94.7%.

      Other income increased by $0.3 million or 7%. $0.1 million of decrease represents 1995 other income from the Disposition Communities. On a per unit basis, other income increased from $199 to $228 or 15%, due primarily to increases in lease cancellation fees related to residents leaving to acquire homes.

      Interest income decreased by $0.4 million due primarily to higher cash balances in the third quarter of 1995, when proceeds of the Company's senior unsecured notes issued in August 1995 were temporarily invested.

      As a result of the above changes, total revenues decreased from $98.1 million to $97.2 million or 1%. On a per unit basis, total revenue increased from $4,979 to $5,282 (or from $553 to $587 per unit per month) or 6%.

      Property operating and maintenance expenses increased by $0.1 million or less than 1%. $2.0 million of increase is a result of increased turnover costs and repair and maintenance costs. The overall increase is net of $1.9 million of decrease which represents 1995 property operating and maintenance expenses from the Disposition Communities. On a per unit basis, these expenses increased from $1,544 to $1,657 or 7% due primarily to the sale of communities having lower per unit operating costs than the currently owned communities, as well as the increased costs just described.

      Real estate taxes decreased by $0.2 million or 2%. This decrease is primarily attributable to the sale of the Disposition Communities. On a per unit basis, real estate taxes increased from $367 to $384 or 5% due primarily to increases in assessed values in certain cities.

      Property management expense decreased by $0.3 million or 8%. $0.2 million of decrease represents 1995 property management expense related to the Disposition Communities. On a per unit basis, property management expense decreased from $191 to $188 or 2% due primarily to lower costs associated with the internalization of the Company's property management services, which were previously contracted out to third parties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Interest expense decreased by $4.4 million or 21%. This decrease is primarily the result of reduced interest from the repayment of debt with proceeds of the Series B Preferred Share issuance and with proceeds from the sales of the Disposition Communities during 1995.

      General and administrative expenses decreased by $0.5 million. On a per unit basis, this expense decreased from $156 to $141 or 10%. This decrease is primarily the result of decreased compensation for certain executive officers.

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

      The Company has a $150 million unsecured revolving credit facility from The First National Bank of Boston (the "Bank of Boston Credit Facility"). At September 30, 1996, $26 million was outstanding on the Bank of Boston Credit Facility leaving $124 million undrawn. A net additional $17 million was drawn through November 14 leaving $107 million undrawn. The Bank of Boston Credit Facility may be used for financing acquisitions, development, capital expenditures, repayment of indebtedness and working capital purposes.

      The Company has received a ruling from the Internal Revenue Service allowing participants in the Company's Dividend Reinvestment and Share Purchase Plan ("DRIP") to make optional cash purchases of the Company's common shares at a 3% discount from Market Price (as defined in the DRIP).

      PART II.

      OTHER INFORMATION

      Item 1:Legal Proceedings-Not Applicable.

      Item 2:Changes in Securities-Not Applicable.

      Item 3:Defaults upon Senior Securities-Not Applicable.

      Item 4:Submission of Matters to a Vote of Security Holders-Not Applicable.

      Item 5:Other Information-Not Applicable.

      Item 6:Exhibits and Reports on Form 8-K

                 (a)   Exhibits filed with this Form 10-Q:
                       3.1 Amended and Restated Bylaws
                       27.1 Financial Data Schedule (EDGAR Filing Only)
                 (b) No report on Form 8-K was filed by the registrant during its fiscal quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD RESIDENTIAL PROPERTY TRUST



By:   /s/ Jeffrey H. Lynford
      -------------------------------------------------------------
      Jeffrey H. Lynford, Chairman of the Board


      /s/ Gregory F. Hughes
      -------------------------------------------------------------
      Gregory F. Hughes, Vice President and Chief Financial Officer


Dated: November 15, 1996