Form 10-K
period 1996-12-31
WELLSFORD RESIDENTIAL PROPERTY TRUST
filed 1997-03-28
CIK 892291

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

---------------------------------------------------------------------------
                                   FORM 10-K
---------------------------------------------------------------------------
|x| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ____________ to  ______________

                        Commission File Number 1-11550

                     WELLSFORD RESIDENTIAL PROPERTY TRUST
            (Exact name of registrant as specified in its charter)

           Maryland                                13-3675988
    (State of organization)          (I.R.S. employer identification number)

  610 Fifth Avenue, New York, NY                      10020
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:   (212) 333-2300

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                   Name of each exchange on
  Common Shares of Beneficial                   which registered
   Interest, $.01 par value                  New York Stock Exchange

Series A Cumulative Convertible              New York Stock Exchange
 Preferred Shares of Beneficial
   Interest, $.01 par value

     Series B Cumulative                     New York Stock Exchange
Preferred Shares of Beneficial
   Interest, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

The aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $517.0 million based on the closing price on the New York Stock Exchange for such shares on March 19, 1997.

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,233,143 as of March 19, 1997.

                      Documents Incorporated By Reference
None.

============================================================================

                               TABLE OF CONTENTS

                                                                Form
                                                                10-K
Item                                                           Report
 No.                                                            Page
----                                                           -------

                                    PART I

1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .3
2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .8
3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 14
4.   Submission of Matters to a Vote of Security-Holders. . . . 14

                                    PART II

5.   Market for Registrant's Common Equity, Preferred Equity
          and Related Shareholder Matters . . . . . . . . . . . 15
6.   Selected Consolidated Financial Data . . . . . . . . . . . 17
7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . 18
8.   Consolidated Financial Statements and Supplementary Data . 28
9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . 28

                                   PART III

10.  Trustees and Executive Officers of the Registrant. . . . . 29
11.  Executive Compensation . . . . . . . . . . . . . . . . . . 31
12.  Security Ownership of Certain Beneficial Owners and
      Management. . . . . . . . . . . . . . . . . . . . . . . . 34
13.  Certain Relationships and Related Transactions . . . . . . 37

                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports on
      Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 38

                             FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of December 31, 1996
      and 1995. . . . . . . . . . . . . . . . . . . . . . . . .F-3
     Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995 and 1994. . . . . . . . . . .F-4
     Consolidated Statements of Changes in Shareholders' Equity
      for the Years Ended December 31, 1996, 1995 and 1994. . .F-5 Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994. . . . . . . . . . .F-7
     Notes to Consolidated Financial Statements . . . . . . . .F-8

                         FINANCIAL STATEMENTS SCHEDULE

III. Real Estate and Accumulated Depreciation . . . . . . . . .S-1

All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

                                    PART I

Item 1.  Business

    Wellsford Residential Property Trust was organized on July 21, 1992 as a Maryland real estate investment trust ("REIT") and had its initial public offering on November 27, 1992 (the "IPO").

    Wellsford Residential Property Trust and subsidiaries (the "Company") is a fully-integrated and self-administered equity REIT which owns and operates high quality multifamily communities located in the Southwest and Pacific Northwest regions of the United States. The Company owns and operates 72 multifamily communities (the "Communities") containing 19,004 apartment units with an aggregate historical cost of approximately $773 million.

    The Company's mission is to maximize long-term profitability for its shareholders by providing quality housing and exceptional service for its residents. The Company attempts to achieve its mission by acquiring, developing and operating multifamily communities in target markets, applying sophisticated management and operating techniques, and maintaining a conservative capital structure. The Company generally seeks to acquire or develop high quality communities that contain many interior and exterior amenities and are well located within major metropolitan markets.

    On January 16, 1997, the Company entered into a definitive merger agreement with Equity Residential Properties Trust ("EQR"). The merger is expected to close during the second quarter of 1997. See "Item 1. Business - Recent Developments".

    Acquisition and Development Strategy. The Company attempts to purchase or develop communities with physical and market characteristics similar to the Communities. The Company generally will seek to acquire or develop multifamily communities that are (i) no more than ten years of age at the time of acquisition; (ii) well located in their markets; (iii) capable of enhanced performance through intensive management and cosmetic improvements; and (iv) capable of producing a high component of anticipated total return derived from current income. In connection with its acquisition and development of multifamily communities, the Company will consider such factors as: (i) the geographic location and type of community; (ii) the age, construction quality and cost, condition and design of the community; (iii) the current and projected cash flow of the community and the ability to increase cash flow;
(iv) the potential for capital appreciation of the community; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the neighborhoods in which the community is located; (vii) the occupancy and demand by tenants for communities of similar type in the vicinity; and (viii) the prospects for liquidity through sale, financing or refinancing of the community.

    The Company has generally considered acquiring a community if it meets the criteria described above and has a minimum anticipated Initial Capitalization Rate under current conditions of between 8.5% and 9.5%. Development of communities would generally require anticipated Initial Capitalization Rates of at least 10% upon stabilization of the community. "Initial Capitalization Rate" means estimated net operating cash flow from a community for the 12 months following acquisition or stabilization and is expressed as a percentage of the Company's total capitalized acquisition or development costs for the community, which includes reserves for immediate capital improvements. The Initial Capitalization Rate is calculated on the basis of projected rental rates, expenses and occupancy levels, after adjustments are made to reflect trends and to reflect occupancy rates which the Company believes are sustainable on an ongoing basis. Therefore, an Initial Capitalization Rate constitutes an estimate, and no assurance can be given that actual future results will be consistent with such estimate. Nevertheless, the Company believes that an Initial Capitalization Rate based upon careful criteria is a reasonable estimate of the initial operating returns of a community to be acquired or developed by the Company.

    In December 1996, the Company sold two of its Communities located in Washington, containing a total of 120 units, and received net proceeds of $1.6 million. A net loss of $0.1 million was recorded in connection with these sales. The Company held a 50% interest in one of the sold communities.

    In July 1996, the Company originated a $17.8 million mortgage on a 344 unit, newly constructed community in Tucson, Arizona known as Sonterra at Williams Centre (the "Sonterra Mortgage"). The Company has the exclusive option to purchase the community for approximately $20.5 million through December 1997 and approximately $21 million during 1998.

    In April 1996, the Company, through a wholly-owned subsidiary, acquired Marks West, a multifamily community containing 280 units located in Denver, Colorado, for approximately $18 million. The community's operations have been combined with those of The Marks, an existing community located contiguous to Marks West.

    In December 1996, the Company completed its Summit at Lake Union development project located in Seattle, Washington and containing 150 units at a cost of approximately $16.5 million.

In October 1996, the Company completed two development projects. The Village at Bear Creek II, a Denver, Colorado apartment community contiguous to the Company's existing Bear Creek community, contains 216 units and was developed at a cost of $18.8 million, including satisfaction of the developer's fixed price contract. The operations of the two Bear Creek communities have been combined. Seeley Lake III, a Tacoma, Washington apartment community developed as an expansion to the Company's Village at Seeley Lake community, contains 182 units and was developed at a cost of $9.5 million.

    In July 1996, the Company made a $0.7 million loan in connection with the infrastructure related to a 441 unit development project in Portland, Oregon, which the Company has an option to purchase. The Company expects to purchase the land underlying the project for $2.8 million in mid-1997.

    In May 1996, the Company purchased a parcel of land in Denver, Colorado for $2.1 million. The land is located contiguous to the Company's Blue Ridge development and will represent the second phase of the Company's Palomino Park project.

    The Company intends to develop selectively multifamily communities. It is anticipated that the cost of projects under development at any time will generally not exceed an amount equal to 10% of the total market value of the Company's assets. The Company currently has the following development projects under construction (collectively, the "Development Communities"):


                   Number                               Estimated
                    of                 Estimated      Stabilization
    Name           Units     Location  Total Cost         Date
    -------------- ------    --------  ----------     -----------------
    Blue Ridge      456      Denver    $42.5 million  Fourth Qtr. 1997
    Red Canyon      304      Denver    $33.6 million  Fourth Qtr. 1998
                    ---                -------------
                    760                $76.1 million
                    ===                =============

    The Blue Ridge and Red Canyon projects are being developed pursuant to agreements whereby the Company has committed to purchase the projects for a fixed price from a third-party developer upon their completion, thus reducing the Company's exposure to construction risk. In the State of Washington, where the Company has substantial development experience, the Company plans to develop communities directly. However, in its other target markets, the Company plans to explore entering into agreements to acquire newly developed communities upon completion and achievement of certain specified occupancy rates. The Company currently intends to fund the acquisition and construction of the Development Communities with working capital, proceeds from $14.8 million of tax exempt bonds described in Item 7 below, and proceeds from its line of credit with The First National Bank of Boston.

    The Company will be subject to the risks of real estate development with respect to the Development Communities, including the lack of financing, construction delays, budget overruns and lease-up. The Company will be subject to similar risks in connection with any future development of other communities.

    From time to time, the Company engages in the rehabilitation of its communities in order to reposition a community within its market or where it believes rehabilitation will enhance its ability to increase cash flow through higher occupancy and rental rates.

    Operating Strategy and Management. The Company aggressively manages the Communities by monitoring daily community performance. The Company uses sophisticated management information systems to identify and track competing properties, monitor resident satisfaction and manage apartment inventory. Each of the Communities is equipped with an on-site computer which compiles occupancy, tenant traffic, leasing and turnover statistics, as well as standardized revenue and expense data. This information is electronically transferred from the Communities to the Company's offices in Denver, Tacoma and New York.

    The Company manages all of its Communities in Arizona, Colorado, New Mexico, Oklahoma, Washington and San Antonio, totaling approximately 85% of the Company's portfolio. The Company has a total of approximately 560 employees, of which approximately 480 participate in the on-site management of the Communities, including such tasks as leasing, rent collection, maintenance and repairs. The Company's other employees work at the Company's executive and regional offices. The Company currently retains local property management companies supervised by the Company for its Communities in other locations.

    The Company places special emphasis on its Resident Satisfaction Surveys to measure the quality of its management and to obtain information about its residents. Results from the Company's most recent Resident Satisfaction Survey, which was returned by approximately 35% of the Company's residents, indicated that nine out of ten residents would recommend their community to a friend.

    The Company attempts to balance rent increases with high occupancy and controlled turnover costs. The Company believes that the management techniques described above have contributed to the strong operating performance of its portfolio, including a weighted average physical occupancy rate in excess of 94% for the eight year period ended December 31, 1996.

    Each of the Communities is operated by a staff of approximately six to seven individuals which includes a resident manager, assistant manager, leasing agents, and a maintenance and apartment preparation staff. Policies and procedures utilized at the community sites follow established federal and state laws and regulations, including lease contracts, on-site marketing procedures, credit collection and eviction standards. As a result of active on-site management and strict prospective tenant qualification standards, the Company experiences low rent loss due to delinquencies or early lease termination.

    The Company generally offers leases of six to 12 months in term, although approximately 7% of the current leases are for terms of 13-24 months, reflecting part of the Company's attempt to reduce turnover costs. Individual community lease programs are structured to respond to local market conditions. None of the Communities are currently subject to rent control or rent stabilization regulations. Standard lease terms stipulate due dates for rent payments, late charges (typically with no grace period), no offset or withholding provisions, security deposits and damage reimbursement clauses, as well as many other provisions considered favorable to the property owner. Non-payment of rent generally will be handled at the communities within 15 days from the beginning of the month, with either collection or eviction occurring within that time period.

    All of the Communities are located in developed areas. There are numerous other multifamily properties and real estate companies within the market area of each such Community which will compete with the Company for tenants and development and acquisition opportunities. The number of competitive multifamily properties and real estate companies in such areas could have a material effect on (i) the Company's ability to rent the apartments at the Communities and the rents charged and (ii) development and acquisition opportunities. The Company competes for tenants and acquisitions with others who may have greater resources than the Company.

    Financing Strategies. The Company seeks to maintain a well balanced, conservative and flexible capital structure by : (i) targeting a ratio of long-term debt to total market value of assets of approximately 35%; (ii) extending and sequencing the maturity dates of its debt; (iii) borrowing generally at fixed rates; (iv) borrowing generally on an unsecured basis; and (v) maintaining conservative debt service and fixed charge coverage ratios. Furthermore, the Company's strategy of maintaining a conservative ratio of shareholder distributions to funds from operations applicable to common shareholders enables the Company to retain funds for capital improvements, acquisitions, development, other investments and scheduled payments of principal and interest on indebtedness. Management believes that these strategies have enabled and should continue to enable the Company to access the debt and equity capital markets for its long-term capital requirements such as debt refinancings and financings for acquisitions and development.

Since the IPO, the Company has demonstrated its ability to access several different sources of financing. The proceeds from these financings have been used to acquire and develop communities and prepay debt and for working capital purposes. These financings have included: (i) a public offering of 2,594,000 common shares in July 1993 for an aggregate of approximately $64.9 million (the "July 1993 Offering"), (ii) a public offering of 4,000,000 convertible preferred shares in November 1993 for an aggregate of $100 million (the "Series A Preferred Offering"), (iii) private offerings to domestic and foreign institutional investors of 1,550,000 common shares in August 1994 for an aggregate of approximately $32.6 million (the "August 1994 Private Placement"),
(iv) the sale, in five separate secured transactions, of approximately $53.9 million of tax exempt bonds (the "Tax Exempt Bonds"), (v) a $150 million unsecured revolving credit facility with The First National Bank of Boston (the "Bank of Boston Credit Facility"), (vi) the assumption of certain indebtedness, including a $100 million non-recourse mortgage loan from General Electric Capital Corporation ("GECC") assumed in connection with the acquisition of the Communities located in Oklahoma (the "GECC Oklahoma Loan"), and a $115 million non-recourse structured real estate mortgage (the "REMIC") assumed in connection with the merger of Holly Residential Properties, Inc. ("Holly") into a wholly-owned subsidiary of the Company (the "Holly Acquisition"), (vii) the issuance of approximately 6,000,000 common shares in connection with the Holly Acquisition at an aggregate market value of approximately $119.7 million,
(viii) the issuance of $100 million of senior unsecured notes due in 2002 (the "2002 Notes") in January 1995, (ix) the issuance of $55 million of senior unsecured notes due in 2000 (the "2000 Notes") and $70 million of senior unsecured notes due in 2005 (the "2005 Notes") in August 1995, (x) a public offering of 2,300,000 preferred shares in August 1995 for an aggregate of $57.5 million (the "Series B Preferred Offering") and (xi) the issuance of $25 million of medium-term senior unsecured notes due in 1999 (the "1999 Notes") in November 1996.

Risks Associated with Forward-Looking Statements. This Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended.   Such statements are based on current
expectations which involve a number of risk factors and uncertainties, including, but not limited to, risks associated with the acquisition, construction and development of multifamily communities, including the risk of an over-supply of apartment units or a reduction in the demand for such units, risks associated with construction and lease-up delays, budget over-runs, risks that the Company's acquisition and development communities will fail to perform as expected, financing risks, such as the availability of debt or equity financing in the future and the risk of increasing costs of such financing, as well as other risks listed from time to time in the Company's reports filed with the SEC. Therefore, actual results could differ materially from those projected in such statements.

Recent Developments. The Company has entered into an Agreement and Plan of Merger, dated as of January 16, 1997 (the "Agreement"), with EQR. The Agreement provides for the exchange of all of the outstanding common shares of the Company for common shares of the surviving trust, at an exchange ratio of
0.625 common shares of the surviving trust for each common share of the Company (the "Merger").

The Company has entered into contracts on five commercial office properties (the "Commercial Properties") for $47.6 million in aggregate, and has closed on four of the properties subsequent to December 31, 1996. The aggregate purchase price for the Commercial Properties includes approximately $2.25 million in value of common shares of Wellsford Real Properties, Inc. ("WRP Newco"), a subsidiary of the Company, to be issued to an entity in consideration for the assignment of the purchase contracts entered into by such entity. Upon liquidation of such entity, each of the Chairman of the Board and President of the Company, Messrs. Lynford and Lowenthal, will receive approximately 16.4% of such shares, and the wife of Mark Germain, a trustee of the Company, will receive approximately 13.8% of such shares. Each are owners of such entity.

Immediately prior to the Merger, and subject to the satisfaction or waiver of all conditions thereto, the Company will contribute certain of its assets, including the Commercial Properties, and certain of its liabilities to its subsidiary (formed in 1997), WRP Newco, and distribute to its common shareholders, on a pro rata basis, all of the shares it owns in WRP Newco.

The Merger is subject to the approval of the common shareholders of both EQR and the Company and other conditions.


Item 2.  Properties.

    Multifamily Communities. The Company owns and operates 72 multifamily communities located in eight states - Washington (27 communities), Texas (11), Oklahoma (10), Colorado (10), Arizona (7), Nevada (3), Utah (3) and New Mexico
(1). Substantially all of the Communities are located in and around the following major metropolitan areas: Albuquerque (1 community), Dallas (2), Denver (9), Las Vegas (3), Oklahoma City (5), Phoenix (5), Salt Lake City (3), San Antonio (9), Seattle (14), Tacoma (13), Tucson (2), and Tulsa (5). The Communities include 46 multifamily communities having 200 or more apartment units with the largest community having 714 apartment units. Forty-four of the Communities were built since 1986, 26 were built between 1980 and 1985 and two were built in 1979. All of the Communities are garden style communities except for four mid-rise buildings (419 apartment units) in downtown Seattle. As of December 31, 1996, the Communities had an average physical occupancy rate of approximately 95.3%. All of the Communities provide residents with attractive amenities. The Company manages all of its Communities in Arizona, Colorado, New Mexico, Oklahoma, Washington and San Antonio. The Company currently retains local property management companies supervised by the Company for its Communities in other locations.

    The Company believes the Communities provide the opportunity for increased cash flows and appreciation in value through increases in occupancy rates and rents, as well as expense controls. The Company also believes that the Communities are well located in their markets and are well constructed and designed.

    The Communities are geographically diversified as follows:

                    Number of       Number of      Historical Cost
     State         Communities        Units        (in thousands)
---------------    -----------     ----------      --------------

Arizona                 7            2,110           $115,880
Colorado               10            3,142            136,092
Nevada                  3              966             39,398
New Mexico              1              472             17,891
Oklahoma               10            3,121             99,332
Texas                  11            2,725             64,235
Utah                    3            1,298             36,522
Washington             27            5,170            264,019
                       --           ------           --------
                       72           19,004           $773,369
                       ==           ======           ========

The following tables present information concerning the Communities:


                                                                         Average
                                                              Year        Unit       1995           1996
                         Number       Square      Acreage     Const-      Size      Average        Average      Encumbrance
                        of Units      Footage    (approx.)    ructed    (Sq. Ft.)   Occupancy     Occupancy       (000's)
                        --------    ----------   ---------    ------    ---------   ---------     ---------     -----------
Albuquerque, NM
  Mountain Run              472        335,744      16        1985          711       94.7%         92.0%           --
Dallas, TX
  Burn Brae                 282        221,966      12        1984          787       97.8%         98.9%           --
  Calais                    264        206,210      13        1986          781       96.1%         96.6%           --
Denver, CO
  The Village at
   Bear Creek (A)           472        466,610      38        1987          989       96.5%         95.5%           --
  Cimarron Ridge            296        229,048      10        1984          774       97.3%         97.4%           --
  Colinas Pointe            272        213,984      13        1986          787       96.4%         94.3%           --
  Highland Point            318        237,886      14        1984          748       96.1%         97.4%           --
  Ironwood at the
   Ranch                    226        184,081       9        1986          815       94.4%         96.8%       $  6,070
  The Marks (A)             616        520,712      26        1987          845       94.2%         94.9%       $ 21,325
  The Registry              208        156,558       9        1987          753       96.3%         97.0%           --
  Sterling Point            143        130,120       9        1979          910       95.9%         95.8%           --
  Warwick Station           332        250,432      18        1986          754       95.0%         96.1%       $ 10,243
Fort Collins, CO
  Parkwood East             259        215,064      25        1986          830       96.1%         98.2%            --
Las Vegas, NV
  Catalina Shores           256        230,872      14        1989          902       96.8%         96.3%           --
  Crossing at
   Green Valley             384        330,714      15        1986          861       97.2%         97.2%           --
  Reflections at
   the Lakes                326        274,992      16        1989          844       96.5%         95.6%           --
Oklahoma City, OK
  Augusta                   197        153,308       7        1986          778       96.8%         95.0%           --
  Heritage Park             452        392,218      23        1983          868       90.5%         90.5%           --
  Invitational              344        254,976      10        1983          741       93.9%         91.9%           --
  Raindance                 504        327,248      22        1984          649       91.9%         95.5%           --
  Windrush                  160        130,112      10        1982          813       91.8%         93.4%           --
Phoenix, AZ
  Copper Creek              144        146,024       8        1984         1014       94.9%         94.1%           --
  Crown Court               416        464,582      27        1987         1117       95.1%         90.2%       $  5,679
  Dos Caminos               264        265,884      16        1983         1007       96.0%         92.0%           --
  The Pointe at
   South Mountain           364        309,548      14        1988          850       94.7%         93.2%       $ 12,900
  San Tropez                316        332,080      13        1989         1051       96.0%         94.9%           --
Salt Lake City, UT
  Quail Cove                420        362,580      17        1987          863       97.2%         96.6%           --
  Settlers Point            288        263,040      16        1986          913       95.6%         96.0%           --
  Springs of
   Country Woods            590        486,648      24        1982          825       95.9%         96.0%           --
San Antonio, TX
  Copperfield               258        197,736      10        1984          766       92.6%         92.0%           --
  Countryside               220        159,214       9        1980          724       94.0%         93.7%           --
  Forest Valley             185        149,493       8        1983          808       93.6%         93.0%           --
  Landera                   184        168,176       9        1983          914       93.3%         93.2%           --
  The Overlook (B)          411        298,133      16        1985          725       91.5%         92.7%           --
  Regatta (C)               200        171,634      10        1983          858       92.7%         96.3%           --
  Trails End                308        202,376      19        1983          657       94.4%         93.7%           --
  Villas of Oak
   Creste (D)               280        208,446      10        1979          744       92.3%         94.8%           --
  Waterford                 133         87,376       5        1983          657       96.4%         95.7%           --
Seattle, WA
  North Creek
   Heights                  114        104,306       9        1990          915       96.4%         98.4%           --
  Panther Ridge             260        221,000      20        1980          850       94.4%         95.5%           --
  Highland Creste           198        192,556      10        1989          973       94.8%         97.8%           --
  Ridgegate                 153        141,594       9        1990          925       96.9%         96.5%           --
  Whitedove Pointe           96        102,834       5        1992         1071       93.3%         97.6%           --
  Cherry Hill               108        101,390       7        1991          939       95.0%         96.3%           --
  Plum Tree Park            196        174,310       8        1991          889       98.3%         97.3%           --
  Firdale Village           386        323,522      23        1986          838       95.1%         95.0%           --
  Martha Lake               155        135,662       8        1991          875       93.6%         96.2%           --
  Country Club
   Village                  151        157,898       7        1991         1046       94.0%         96.6%           --
  2300 Elliott               91         67,403       0.5      1992          741       93.9%         95.5%           --
  Metropolitan Park          82         49,702       0.4      1991          606       95.5%         95.8%
  Seventh & James            96         61,282       0.7      1992          638       92.1%         94.6%           --
  Summit at Lake
   Union                    150        109,352       1.2      1996          729        N/A           N/A    (H)     --
Tacoma, WA
  Merrill Creek             149        138,867      15        1994          932       92.0%         93.5%       $  5,659
  Stoney Creek              231        211,580      16        1990          916       92.1%         95.3%           --
  Windridge                  80         65,111       4        1989          814       96.3%         91.2%           --
  Surprise Lake
   Village                  338        328,032      32        1986          971       93.9%         95.7%           --
  Cambridge                  96         86,473       5        1988          901       93.5%         94.2%           --
  Chestnut Hills            157        143,236       8        1991          912       91.7%         90.5%           --
  The Hamptons              230        202,324      11        1991          880       93.3%         93.8%       $  6,100
  Windemere                  36         30,000       3        1987          833       95.1%         90.9%           --
  Crown Pointe               76         68,060       4        1987          896       93.8%         87.8%           --
  Gold Pointe                84         88,422       5        1990         1053       93.0%         95.8%           --
  The Village at
   Seeley Lake (A)          522        473,370      30        1990          907       90.9%         94.1%           --
  The Westridges(E)         714        686,675      38        1991          962       93.1%         93.5%           --
  The Ridgetop              221        197,250      13        1988          893       95.0%         92.5%           --
Tucson, AZ
  Mission Palms             360        372,918      35        1980         1036       94.4%         95.5%           --
  Skyline Gateway           246        179,422       8        1985          729       95.5%         95.0%           --
Tulsa, OK
  Wellsford Oaks(F)         300        216,368       9        1991          721       92.7%         95.9%           --
  Huntington
   Hollow (G)               288        180,648       9        1981          627       92.4%         95.8%           --
  One Eton Square           448        313,904      17        1985          701       95.8%         95.0%           --
  Silver Springs            200        143,704      12        1984          719       94.6%         97.5%           --
  Woodland Oaks             228        180,273      12        1983          791       94.4%         97.0%           --
                        --------    ----------     ---                    -----      ------        ------       ----------

All Communities          19,004     15,985,273     955                      841       94.6%         94.9%       $   67,976
                        ========    ==========     ===                    =====      ======        ======       ==========




(A)  Includes expansion completed / acquired in 1996.
(B)  Formerly known as Springtree.
(C)  Formerly known as Polo Run.
(D)  Formerly known as Beacon Hill.
(E) During 1995, the Company combined the operations of its Westridge, The Pointe at Westridge and The Village at Westridge Communities.
(F)  Formerly known as Lincoln Oaks.
(G)  Formerly known as The Mill.
(H) Summit at Lake Union was completed in December 1996. Therefore, it's occupancy has been excluded.

                                                Wellsford Residential Property Trust
                                                       Community Amenity Chart


                                                         Apartment Amenities
                          --------------------------------------------------------------------------------------------------------
                          Vaulted   Patio or  Laundry   Cable             Mini-   Covered
                          Ceilings  Balcony   Hook-ups  Ready  Fireplace  Blinds  Parking                 Other
                          --------  --------  --------  -----  ---------  ------  -------   --------------------------------------
Albuquerque, NM
   Mountain Run             41%       All       All(3)   All     81%      All      34%      Microwaves, ceiling fans


Dallas, TX
   Burn Brae                34%       All        All     All     69%      85%       -
   Calais                   50%       All        All     All     All      All       -

Denver, CO
   The Village at
    Bear Creek              12%       All       All(3)   All     All      All      74%      Microwaves
   Cimarron Ridge           42%       All        All     All     All      11%      All
   Colinas Pointe            -        All       All(3)   All     All       -        -
   Highland Point           50%       All        All     All     All      All      81%
   Ironwood at the
    Ranch                   33%       All        All     All     All      All      30%      Central A/C

   The Marks                33%       All        All     All     90%      All      50%

   The Registry             40%       All        All     All     All       -       22%
   Sterling Point            -        All        All     All     All      All      51%
   Warwick Station          34%       All        All     All     66%      All      28%

Fort Collins, CO
   Parkwood East             -        All       All(3)   All     All      All       -

Las Vegas, NV
   Catalina Shores           -        All       All(3)   All      -       All      All      Microwaves, basic cable included
   Crossing at Green
    Valley                  50%       All        50%     All     50%      All      All      Microwaves, most units;
                                                                                             ceiling fans, all units
   Reflections at the
    Lakes                   50%       All        All     All     All      All      All      Microwaves, all units;
                                                                                             washer/dryers most units

Oklahoma City, OK
   Augusta                  41%       All       All(3)   All     All      All       -       Ceiling fans, basic cable
                                                                                             included

   Heritage Park             -        All        All     All     81%      All       -       Intrusion alarms (some),
                                                                                             ceiling fans

   Invitational              -        All       All(3)   All     17%      All      12%      45% have ceiling fans

   Raindance                 -        All        16%     All     55%      All       -       Microwaves and ceiling fans

   Windrush                  -        All       All(3)   All     79%      All       -       Microwaves and ceiling fans

Phoenix, AZ
   Copper Creek             63%       81%       All(3)   All     All      All      All
   Crown Court              50%       All       All(3)   All     All      All      All      Microwaves

   Dos Caminos              63%       82%       All(3)   All     All      All      All
   The Pointe at South
    Mountain                          All        All     All     7%       All      All      Microwaves and ceiling fans,
                                                                                             all units; washer/dryers, 342 units

   San Tropez                -        All       All(3)   All     All      All      All      Microwaves, ceiling fans

Salt Lake City, UT
   Quail Cove                -        All         -      All      -       All       -       Basic cable included

   Settlers Point           50%       All        All     All     All      All      All      Microwaves
   Springs OCW              36%       All        All     All     36%      All      All      Basic cable included


San Antonio, TX
   Copperfield              11%       All        72%     All     57%      All       -       Washer/dryers, 52 units; microwaves,
                                                                                             65 units
   Countryside              33%       74%        20%     All     27%      All       -
   Forest Valley            19%       All        All     All     All      All       -       Microwaves, all units; skylights,
                                                                                             12 units
   Landera                  43%       All        All     All     All      All       -       Wetbars, microwaves, basic cable
                                                                                             included
   The Overlook             39%       All        60%     All     23%      75%       -
   Regatta                  52%       All        All     All     All      All      49%      Washer/dryers, 100 units;
                                                                                             microwaves, all units
   Trails End               44%       All        All     All     35%      All       -       Ceiling fans in some units
   Villas of Oak Creste     22%       68%        16%     All     32%      All       -       Four 2-car garages; microwaves, 62 units

   Waterford                50%       All        All     All     34%      All       -       Ceiling fans in some units;
                                                                                             dry bar, 45 units

Seattle, WA
   North Creek Heights     All(2)     All       All(3)   All     All      All      All      Storage, ice-maker
   Panther Ridge            8%(2)     All       All(3)   All     All      75%      All
   Highland Creste         All(2)     All       All(3)   All     All      All      All      Storage
   Ridgegate               All(2)     All       All(3)   All     84%      All      All      Storage, ice-maker, microwaves

   Whitedove Pointe        All(2)     All       All(3)   All     All      All      All      Storage, microwaves
   Cherry Hill             All(2)     All       All(3)   All     All      All      33%      Storage, ice-maker
   Plum Tree Park          All(2)     All       All(3)   All     All      All      90%      Storage, ice-maker
   Firdale Village           -        All       All(3)   All     81%      50%      25%      Storage

   Martha Lake             All(2)     All       All(3)   All     85%      All      All      Storage

   Country Club Village    19%(2)     All       All(3)   All     95%      All      All      Storage, ice-maker, microwaves

   2300 Elliott (1)        All(2)     All       All(3)   All     88%      All      All      Storage, ice-maker
   Metropolitan Park (1)      -       All       All(3)   All     37%      All      All      Storage, ice-maker, microwaves
   Seventh & James (1)        -       All       All(3)   All     83%      All      All      Storage, ice-maker
   Summit at Lake Union (1)   -       All          -     All      -       All      All


Tacoma, WA
   Merrill Creek              -       All       All(3)   All     All      All      All      Storage, ice-maker

   Stoney Creek             All(2)    All       All(3)   All     81%      All      86%      Storage, ice-maker, microwaves

   Windridge                All(2)    All       All(3)   All     75%      All      All      Storage, ice-maker, microwaves
   Surprise Lake
    Village                 All(2)    All       All(3)   All     All      70%      All      Storage
   Cambridge                All(2)    All       All(3)   All     96%      All      All      Storage, microwaves
   Chestnut Hills           All(2)    All       All(3)   All     All      All      All      Storage, ice-maker

   The Hamptons             All(2)    All       All(3)   All     All      All      All      Storage
   Windemere                  -       All       All(3)   All     All      All      All      Storage, ice-maker, microwaves
   Crown Pointe             All(2)    All       All(3)   All     All      All      All      Storage, ice-maker, microwaves
   Gold Pointe              All(2)    All       All(3)   All     All      All      All      Storage, ice-maker, microwaves
   The Village at Seeley
    Lake                    32%(2)    All       All(3)   All     94%      All      All      Storage, ice-maker

   The Westridges           All(2)    All       All(3)   All     92%      All      93%      Storage, ice-maker, microwaves

   The Ridgetop             All(2)    All       All(3)   All     91%      All      All      Storage, ice-maker, microwaves


Tucson, AZ
   Mission Palms              -       All       All      All     All      All      All      Storage

   Skyline Gateway            -       All       All      All     28%       -        -       Access gates & intercoms;
                                                                                              washer/dryers

Tulsa, OK
   Wellsford Oaks             -       All       All      All     67%       All      -       Microwaves, ceiling fans,
                                                                                             intrusion alarms
   Huntington Hollow          -       All       9%        -       -        All      -       Ceiling fans
   One Eton Square            -       All       All      All     All       All      -       Ceiling fans, microwaves,
                                                                                             alarm systems, basic cable
                                                                                             included, trash compactors
   Silver Springs           36%       All       All      All     72%       All      -       Microwaves, washer/dryers
   Woodland Oaks            50%       All       65%      All     All       All      -       Ceiling fans, microwaves,
                                                                                             all units; alarm systems,
                                                                                             114 units, washer/dryers,
                                                                                             182 units
                                                       Recreational Amenities
                       -------------------------------------------------------------------------------------------------------------
                                    Swimming      Fitness    Jacuzzi/               Tennis      Volley/
                       Clubhouse     Pool(s)      Center       Spa       Sauna      Court(s)    Basket            Other
                       ---------  -----------   ----------  ---------  ---------  ------------  -------  ---------------------------
Albuquerque, NM
   Mountain Run          Yes          Yes          Yes         Yes        Yes          -         Yes     Jogging trail, playground,
                                                                                                         barbecue areas

Dallas, TX
   Burn Brae             Yes          Yes           -          Yes        Yes          -          -      Water volleyball
   Calais                Yes          Yes          Yes         Yes         -           -          -

Denver, CO
   The Village at
    Bear Creek         Yes(two)    Yes(two)        Yes      Yes(two)      Yes      Yes(two)       -      Bike path
   Cimarron Ridge        Yes          Yes          Yes         Yes        Yes          -          -
   Colinas Pointe        Yes          Yes           -          Yes         -          Yes         -
   Highland Point        Yes          Yes          Yes         Yes        Yes          -          -      Water volleyball, steam
   Ironwood at the
    Ranch                Yes          Yes          Yes         Yes        Yes          -         Yes     Sun deck, barbecue area,
                                                                                                         racquetball court
   The Marks           Yes(four)   Yes(two)     Yes(three)  Yes(two)       -           -          -      Free aerobics classes,
                                                                                                         barbecue area
   The Registry          Yes          Yes          Yes         Yes        Yes          -          -      Racquetball
   Sterling Point        Yes          Yes           -           -         Yes         Yes        Yes
   Warwick Station       Yes          Yes           -          Yes         -           -          -      Free aerobics classes

Fort Collins, CO
   Parkwood East         Yes          Yes          Yes         Yes         -       Yes(two)      Yes     Tanning bed, racquetball
                                                                                    courts
Las Vegas, NV

   Catalina Shores       Yes          Yes          Yes         Yes         -           -         Yes     Barbecue area, car wash bay
   Crossing at Green
    Valley               Yes       Yes(two)        Yes         Yes         -           -         Yes     Playground

   Reflections at the
    Lakes                Yes       Yes(two)        Yes         Yes        Yes         Yes        Yes     Playground


Oklahoma City, OK
   Augusta               Yes          Yes           -          Yes         -           -         Yes     Landscaped courtyard areas
                                                                                                         w/ foot bridges

   Heritage Park         Yes       Yes(two)         -           -          -           -         Yes     Landscaped courtyards,
                                                                                                         access gates

   Invitational          Yes          Yes          Yes          -          -          Yes         -      Swimming pool has
                                                                                                         waterfall, stream, ponds
   Raindance             Yes          Yes          Yes         Yes         -          Yes        Yes     Barbecue areas, sundeck,
                                                                                                         access gates
   Windrush              Yes       Yes(two)        Yes         Yes        Yes         Yes        Yes     Racquetball/handball court

Phoenix, AZ
   Copper Creek          Yes       Yes(two)         -       Yes(two)       -           -          -      Two barbecue areas
   Crown Court           Yes       Yes(two)        Yes      Yes(two)      Yes         Yes         -      Convenience store,
                                                                                                         movie theater
   Dos Caminos           Yes       Yes(two)         -       Yes(two)       -           -          -
   The Pointe at South
    Mountain             Yes       Yes(two)        Yes*     Yes(two)     Yes*         Yes*        Yes*   * Off-site at Pointe Resort
                                                                                                         Playground and barbecue
                                                                                                         on site
   San Tropez            Yes          Yes          Yes         Yes      Yes(two)       -         Yes

Salt Lake City, UT
   Quail Cove            Yes          Yes          Yes         Yes         -        Yes(two)      Yes    Two racquetball courts,
                                                                                                         tanning bed
   Settlers Point        Yes          Yes          Yes         Yes        Yes       Yes(two)       -
   Springs OCW         Yes(two)    Yes(two)        Yes      Yes(two)       -        Yes(two)      Yes    Indoor pool, tanning bed,
                                                                                                         playground, two
                                                                                                         racquetball courts.

San Antonio, TX
   Copperfield           Yes          Yes           -          Yes         -          Yes         -      Water volleyball

   Countryside           Yes       Yes(two)         -           -          -           -          -      Two barbecue areas
   Forest Valley         Yes          Yes          Yes          -         Yes          -          -

   Landera               Yes          Yes           -           -          -           -          -      Playground

   The Overlook          Yes       Yes(two)        Yes         Yes         -          Yes        Yes
   Regatta               Yes          Yes          Yes         Yes         -          Yes         -      Lake w/ jogging path,
                                                                                                         fishing & picnic areas
   Trails End            Yes       Yes(two)         -          Yes         -           -          -      Barbecue area
   Villas of Oak Creste  Yes       Yes(two)         -           -          -           -          -      Water volleyball

   Waterford             Yes          Yes           -          Yes         -           -          -      Barbecue area


Seattle, WA
   North Creek Heights   Yes          Yes          Yes         Yes        Yes         Yes         -      Playground, tanning bed
   Panther Ridge         Yes          Yes           -          Yes        Yes         Yes         -      Playground
   Highland Creste       Yes          Yes          Yes         Yes        Yes         Yes         -
   Ridgegate             Yes          Yes          Yes      Yes(two)      Yes         Yes         -      Playground, computer room,
                                                                                                         racquetball
   Whitedove Pointe      Yes          Yes          Yes         Yes         -           -          -      Playground, tanning bed
   Cherry Hill           Yes          Yes          Yes         Yes        Yes          -          -
   Plum Tree Park        Yes       Yes(two)        Yes         Yes        Yes          -          -
   Firdale Village     Yes(two)    Yes(two)        Yes         Yes        Yes          -          -      Playground, racquetball,
                                                                                                         tanning bed, jog track
   Martha Lake           Yes          Yes          Yes      Yes(two)      Yes         Yes         -      Playground, racquetball,
                                                                                                         tanning bed
   Country Club Village  Yes       Yes(two)        Yes         Yes     Yes(two)        -          -      Golf, playground,
                                                                                                         racquetball, tanning bed
   2300 Elliott (1)      Yes           -           Yes         Yes        Yes          -          -      Rooftop garden,
   Metropolitan Park(1)  Yes           -           Yes         Yes        Yes          -          -      Rooftop garden, tanning bed
   Seventh & James(1)    Yes           -           Yes         Yes        Yes          -          -      Rooftop garden, tanning bed
   Summit at Lake
    Union(1)             Yes           -           Yes         Yes        Yes          -          -

Tacoma, WA
   Merrill Creek         Yes          Yes          Yes         Yes        Yes          -          -      Playground, racquetball,
                                                                                                         tanning bed
   Stoney Creek          Yes          Yes          Yes         Yes(two)   Yes          -          -      Playground, racquetball,
                                                                                                         tanning bed
   Windridge             Yes          Yes          Yes         Yes        Yes          -          -      Playground, tanning bed
   Surprise Lake
    Village Yes          Yes          Yes          Yes         Yes          -          -                 Playground, tanning bed
   Cambridge             Yes          Yes          Yes         Yes        Yes          -          -      Sport court
   Chestnut Hills        Yes          Yes          Yes         Yes        Yes          -          -      Playground, racquetball,
                                                                                                         tanning bed
   The Hamptons          Yes          Yes          Yes         Yes        Yes          -          -      Racquetball, tanning bed
   Windemere              -            -            -           -          -           -          -
   Crown Pointe           -            -            -           -          -           -          -      Playground, lake front
   Gold Pointe           Yes          Yes          Yes         Yes        Yes          -          -      Playground
   The Village at
    Seeley Lake        Yes(two)    Yes(three)      Yes         Yes(two)   Yes(two)     -         yes     Playground, racquetball,
                                                                                                         tanning bed, jog track
   The Westridges        Yes       Yes(four)       Yes       Yes(six)     Yes          -          -      Playground, racquetball,
                                                                                                         tanning bed, gym
   The Ridgetop          Yes          Yes          Yes       Yes(two)     Yes          -          -      Playground, racquetball,
                                                                                                         tanning bed

Tucson, AZ
   Mission Palms         Yes          Yes           -          Yes         -          Yes         -      Billiards, guard gate,
                                                                                                         barbecue area
   Skyline Gateway       Yes          Yes          Yes         Yes         -          Yes         -      Billiards, indoor
                                                                                                         driving range

Tulsa, OK
   Wellsford Oaks        Yes          Yes          Yes          -          -           -          -      Privacy fence with limited
                                                                                                         access iron gate
   Huntington Hollow     Yes          Yes           -           -          -           -          -      Barbecue area, game room
   One Eton Square       Yes          Yes          Yes          -         Yes       Yes(two)     Yes     Stereo system, big screen
                                                                                                         TV, pool table

   Silver Springs        Yes          Yes          Yes         Yes         -        Yes(two)     Yes
   Woodland Oaks         Yes          Yes          Yes         Yes         -           -          -

------------------------------------------------------------------------------
(1) Located in downtown Seattle and have elevators, TV rooms, and mountain or marina views.
(2)  Upper units only.
(3)  Washer/dryer in all units.

Item 3.   Legal Proceedings.

Neither the Company nor the Communities are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Communities, other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

Item 4.  Submission of Matters to a Vote of Security-Holders.

None.

                                    PART II

Item 5. Market for Registrant's Common Equity, Preferred Equity and Related Shareholder Matters.

    (A)  Market Information


     The Company's common shares, Series A preferred shares and Series B preferred shares are traded on the New York Stock Exchange under the symbols "WRP", "WRPPr" and "WRPPrB", respectively. The high and low sales prices for the common shares and preferred shares on the New York Stock Exchange and the dividends declared for the last two fiscal years are as follows:



                                                       Series A                           Series B
                     Common Shares                  Preferred Shares                  Preferred Shares
               ----------------------------    --------------------------       ------------------------------
     1995        High      Low     Dividends     High      Low    Dividends     High       Low      Dividends
  ---------    -------   -------   ---------   -------   -------  ---------     -------    -------  ---------
1st Quarter    $21-3/4   $19-1/4      $.48     $19-3/8   $17-3/4  $.4375          --         --       --
2nd Quarter    $22-3/4   $20          $.48     $20-5/8   $18-1/8  $.4375          --         --       --
3rd Quarter    $22-3/4   $21-1/8      $.48     $20-5/8   $19-1/4  $.4375        $26-3/8    $24-5/8  $.2546 *
4th Quarter    $23-1/8   $19-5/8      $.48     $21       $18-5/8  $.4375        $26-1/2    $25      $.6031


                                                       Series A                           Series B
                     Common Shares                  Preferred Shares                  Preferred Shares
               ----------------------------    --------------------------       ------------------------------
     1996        High      Low     Dividends     High      Low    Dividends     High       Low      Dividends
  ---------    -------   -------   ---------   -------   -------  ---------     -------    -------  ---------


1st Quarter    $24-1/4   $21-3/8   $.485       $21-3/4   $19-1/2  $.4375        $26-3/8    $25-1/8  $.6031
2nd Quarter    $22-7/8   $20-1/2   $.485       $20-3/4   $19-1/8  $.4375        $25-3/4    $24-1/8  $.6031
3rd Quarter    $23-1/8   $20-3/4   $.485       $20-5/8   $19-1/2  $.4375        $26        $24-3/8  $.6031
4th Quarter    $25       $21-1/2   $.485       $21-3/8   $19-1/4  $.4375        $26-1/2    $25-1/4  $.6031

*   Represents the period from August 24, 1995 to September 30, 1995.

(B) Holders

     The approximate number of holders of record of the common shares, Series A preferred shares, and Series B preferred shares were 635, 74 and 89, respectively, as of March 1, 1997. These holders represent the interests of approximately 22,000 beneficial shareholders.

(C)  Dividends

     In 1996, the Company made quarterly distributions of $.485 per share ($1.94 annually) to the holders of its common shares, $.4375 per share ($1.75 annually) to the holders of its Series A preferred shares and $.603125 ($2.4125 annually) to the holders of its Series B preferred shares. In 1997, the Company intends to make quarterly distributions of $.485 per share ($1.94 annually) to the holders of its common shares, $.4375 per share ($1.75 annually) to the holders of its Series A preferred shares and $.603125 per share ($2.4125 annually) to the holders of its Series B preferred shares.

     The Company believes that the assumptions underlying its estimate of cash flow that will be available for distributions constitutes a reasonable basis for setting its intended 1997 distributions. The actual cash flow that the Company will realize will be affected by a number of factors including the revenues received from rental communities, the operating expenses of the Company, the interest expense on its borrowings, the ability of residents to meet their obligations to the Company and unanticipated capital expenditures. No assurance can be given that the Company's estimate will prove accurate.

     Future distributions paid by the Company will be at the discretion of the trustees of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the trustees of the Company deem relevant.

     In 1995, the Company implemented a dividend reinvestment and share purchase plan (the "DRIP"). One million common shares have been allocated for the DRIP. This plan allows shareholders to acquire additional shares by automatically reinvesting and making optional cash payments.

Item 6.   Selected Consolidated Financial Data.

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K.

                                    Summary
                           Consolidated Statement of
                                Operations Data

                                          Year Ended December 31,
                          -------------------------------------------------
                                      (in thousands except per share data)
                            1996        1995      1994     1993     1992
                          --------    --------  -------- -------- --------

Revenues               $131,821    $131,232   $ 82,794  $ 42,007   $ 26,229
Expenses               (109,035)   (113,712)   (73,299)  (34,816)   (26,991)
Gain (loss) on sale of
  investment communities    (66)       (819)        --       882         --
Loss on joint venture
 communities                (58)       (279)        --        --         --
                       --------    --------   --------  --------   --------
Income (loss) before
  extraordinary item   $ 22,662    $ 16,422   $  9,495  $  8,073  $   (762)
                       --------    --------   --------  --------   --------
Net income (loss)      $ 22,662    $ 10,869   $  9,495  $  8,073   $  (762)
Preferred dividends     (12,548)     (8,973)    (7,000)     (972)       --
                       --------    --------   --------  --------   --------
Net income (loss)
  available for common
  shareholders         $ 10,114    $  1,896     $2,495    $7,101   $  (762)
                       --------    --------   --------  --------   --------
Net income (loss) per
  common share         $   0.59    $   0.11      $0.25     $0.91   $ (0.34)
                       --------    --------   --------  --------   --------
Weighted average number
  of common shares
   outstanding       17,056,882  16,937,731 10,070,278 7,812,591  2,273,464
                     ----------  ---------- ---------- ---------  ---------

                                    Summary
                        Consolidated Balance Sheet Data

                                           Year Ended December 31,
                           -------------------------------------------------
                                      (in thousands except per share data)
                             1996       1995      1994     1993     1992
                           --------   --------  -------- -------- --------
Real estate assets
  before accumulated
  depreciation            $795,580   $736,399  $747,519 $301,389  $156,568
Real estate assets
  after accumulated
  depreciation             711,614    677,908   712,742  282,224   143,787
Total assets               756,289    729,638   745,754  322,400   165,963
Mortgage notes payable      82,731     77,137   208,858   24,203    17,155
Convertible notes payable       --         --        --   46,070    55,358
Unsecured credit facility   18,075         --   140,000       --        --
Senior unsecured notes     248,496    223,307        --       --        --
Shareholders' equity       376,686    398,359   371,655  239,775    89,986
Cash dividends declared
  per Series A
  preferred share         $   1.75   $   1.75  $   1.75 $   0.24   $    --
                          ========   ========  ======== ========   =======
Cash dividends declared
  per Series B
  preferred share         $   2.41   $   0.86  $    --  $     --   $    --
                          ========   ========  ======== ========   =======
Cash dividends declared
   per common share       $   1.94   $   1.92  $   1.80 $   1.68   $  0.16
                          ========   ========  ======== ========   =======
Weighted average number
   of apartment
   units owned              18,532     19,401    13,280    6,945     5,025


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview. The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

     Results of Operations. The Company's operations consist of owning and operating multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At December 31, 1996, the Company owned 72 multifamily communities containing 19,004 apartment units.

     Increases in revenues and expenses in the years compared below were due primarily to the acquisition and development of communities, including the acquisition of 48 communities during 1994 and the acquisition of one community and the development of three communities during 1996 (collectively, the "Acquisition Communities"). Seven of the Acquisition Communities were subsequently sold in 1995 and two were sold in 1996 (collectively, the "Disposition Communities"). Certain comparisons between years have been made on an actual basis as well as on a weighted average per unit basis, a technique which adjusts for certain increases in existing communities and increases related to the acquisitions of communities.

Recent Developments. For a discussion of the Company's pending Merger and acquisition of certain commercial properties, see "Item 1. Business - Recent Developments, above".

Comparison of year ended December 31, 1996 to year ended December 31, 1995. Rental income increased by $0.8 million or 1%. This increase represents a $4.6 million decrease due to 1995 rental income from the Disposition Communities, which is offset by $3.0 million of rental income from the Acquisition Communities acquired in 1996 and by occupancy and rental rate increases on other communities. On a per unit basis, rental income increased from $6,369 to $6,713 or 5% due primarily to increases in rental rates and dispositions of communities with lower per unit rents than the currently owned communities. Revenues for the 72 communities which were owned during all of 1995 and 1996 increased by 2%. Average occupancy increased from 94.6% to 94.9%.

Other income increased by $0.3 million or 5%. This increase represents a $0.2 million decrease due to 1995 other income from the Disposition Communities, which is offset by $0.1 million of other income from the Acquisition Communities acquired in 1996 and by increased lease cancellation fees related to residents leaving to acquire homes. On a per unit basis, other income increased from $280 to $309 or 10%, due primarily to increases in lease cancellation fees related to residents leaving to acquire homes.

Interest income decreased by $0.5 million due primarily to 1995 receipts under the Company's interest rate protection agreements during the period subsequent to the repayment of all of the Company's then outstanding variable rate debt and prior to the sale of the interest rate protection agreements and to 1995 interest on the investment of the proceeds from the 2000 Notes and 2005 Notes for one month prior to their utilization for the repayment of debt.

As a result of the above changes, total revenues increased from $131.2 million to $131.8 million or less than 1%. On a per unit basis, total revenue increased from $6,764 to $7,113 (or from $564 to $593 per unit per month) or 5%.

     Property operating and maintenance expenses decreased by $0.6 million or 1%. $2.0 million of this decrease represents 1995 property operating and maintenance expenses from the Disposition Communities, which is offset by $0.7 million of property operating and maintenance expenses from the Acquisition Communities acquired in 1996 and by increased turnover costs and repair and maintenance costs. On a per unit basis, these expenses increased from $2,109 to $2,178 or 3% due primarily to the sale of communities having lower per unit operating costs than the currently owned communities, as well as the increased costs described above. Property operating and maintenance expenses for the 72 communities which were owned during all of 1995 and 1996 increased by 2%.

     Real estate taxes increased by $0.3 million or 3%. This increase is primarily attributable to increased assessed values in certain cities, net of $0.3 million of decrease attributable to the sale of the Disposition Communities and $0.2 million of real estate taxes on the Acquisition Communities acquired in 1996. On a per unit basis, real estate taxes increased from $495 to $533 or 8% due primarily to increases in assessed values in certain cities.

     Property management expense decreased by less than $0.2 million or 4%. This decrease represents a more than $0.2 million decrease due to 1995 property management expense related to the Disposition Communities, which is offset by $0.1 million of property management expense from the Acquisition Communities acquired in 1996. On a per unit basis, property management expense increased from $255 to $257 or 1% due primarily to the sale of communities having lower per unit management expenses than the currently owned communities.

     Interest expense decreased by $3.4 million or 13%. This decrease is primarily the result of reduced interest from the repayment of debt with proceeds of the Series B Preferred Share issuance and with proceeds from the sales of the Disposition Communities.

     General and administrative expenses decreased by $0.5 million. On a per unit basis, this expense decreased from $225 to $209 or 7%. This decrease is primarily the result of decreased compensation for certain executive officers.

     Depreciation and amortization decreased by $0.3 million or 1% due primarily to the disposition of communities.

     The Company's share of the net loss of its joint venture community was $0.1 million during 1996, net of $0.1 million of depreciation. This community was sold in December 1996.

     During 1996, the Company realized a net book loss of $0.1 million on the sale of two of its communities.

     Comparison of year ended December 31, 1995 to year ended December 31, 1994. Rental income increased by $44.8 million or 57%. $42.0 million of this increase represents rental income from the Acquisition Communities. On a per unit basis, rental income increased from $5,933 to $6,369 or 7% due primarily to increases in rental rates and the acquisition of communities with higher per unit rents than the previously owned communities. For the 32 Communities which were owned during all of 1994 and 1995, revenues increased by 5%. Average occupancy decreased slightly from 94.8% to 94.6%.

     Other income increased by $2.1 million or 63%. $1.7 million of this increase represents other income from the Acquisition Communities. On a per unit basis, other income increased from $252 to $280 or 11%, due primarily to the acquisition of communities with higher other income per unit than the previously owned communities.

     Interest income increased by $1.6 million due primarily to interest on a promissory note payable to the Company from one of its community sales, interest on the investment of the proceeds from the 2000 Notes and 2005 Notes for one month prior to their utilization for the repayment of debt, and the payments under the Company's interest rate protection agreements during the period subsequent to the repayment of all of the Company's then outstanding variable rate debt and prior to the sale of the interest rate protection agreements.

     As a result of the above changes, total revenues increased from $82.8 million to $131.2 million or 58%. On a per unit basis, total revenues increased from $6,234 to $6,764 (or from $520 to $564 per unit per month) or 8%.

     Property operating and maintenance expenses increased by $13.4 million or 49%. $13.7 million of this increase represents property operating and maintenance expenses from the Acquisition Communities, which is offset by reduced property operating and maintenance expenses on certain other Communities. On a per unit basis, these expenses increased from $2,069 to $2,109 or 2% due primarily to increased marketing and maintenance expenditures on the Company's San Antonio and Oklahoma Communities. Property operating and maintenance expenses for the 32 Communities which were owned during all of 1994 and 1995 decreased by 2%.

     Real estate taxes increased by $3.7 million or 63%. $3.9 million of this increase represents real estate taxes on the Acquisition Communities, which is offset by reduced real estate taxes on certain other Communities. On a per unit basis, real estate taxes increased from $442 to $495 or 12% due primarily to the acquisition of communities with higher per unit real estate taxes than the previously owned communities.

     Property management expense increased by $1.8 million or 58%. $1.6 million of this increase represents property management expense related to the
Acquisition Communities.   On a per unit basis, property management expense
increased from $237 to $255 or 8% due primarily to the acquisition of smaller sized communities with a higher per unit cost.

     Interest expense increased by $11.7 million or 76%. This increase is primarily the result of additional debt used to finance the purchase of the Acquisition Communities and higher interest rates on long term fixed rate unsecured borrowings used to refinance short term adjustable rate debt.

     General and administrative expenses increased by $0.4 million. On a per unit basis, this expense decreased from $300 to $225. The aggregate increase reflects the additional costs related to administering the Company's expanded portfolio, while the per unit decrease reflects the economies of scale which have been achieved from operating a larger portfolio.

     Depreciation and amortization increased by $9.4 million or 53% due primarily to the acquisition of additional communities and the amortization of fees related to the Bank of Boston Credit Facility.

     The Company's share of the net loss of its three joint venture communities was $0.3 million during 1995, net of $0.3 million of depreciation. These communities were acquired in December 1994 and two of these communities were sold in December 1995.

     During 1995, the Company realized a net book loss of $0.8 million on the sale of seven of the Acquisition Communities.

     During 1995, the Company recognized an extraordinary loss of $5.6 million from the early extinguishment of debt. The loss was primarily attributable to a 1% prepayment penalty incurred for the retirement of the REMIC and a non-cash charge for the sale of the related interest rate protection agreement.

     Comparison of year ended December 31, 1994 to year ended December 31, 1993. Rental income increased by $39.2 million or 99%. $38.2 million of this increase represents rental income from the Acquisition Communities. On a per unit basis, rental income increased from $5,696 to $5,933 or 4% due primarily to increases in rental rates and the acquisition of communities with higher per unit rents than the previously owned communities. For the 28 Communities which were owned during the fourth quarter of both 1993 and 1994, revenues increased by 6%. Average occupancy decreased slightly from 95.7% to 94.8%.

     Other income increased by $1.7 million or 103%. This increase represents other income from the Acquisition Communities. On a per unit basis, other income increased from $237 to $252 or 6%, due primarily to the acquisition of communities with higher other income per unit, as a result of lease cancellation fees, than the previously owned communities.

     Interest income decreased by $0.1 million due primarily to a decrease in average cash balances resulting from equity proceeds being fully invested during 1994.

     As a result of the above changes, total revenues increased from $42.0 million to $82.8 million or 97%. On a per unit basis, total revenue increased from $6,048 to $6,234 (or from $504 to $520 per unit per month) or 3%.

     Property operating and maintenance expenses increased by $13.7 million or 99%. $12.7 million of this increase represents property operating and maintenance expenses from the Acquisition Communities. On a per unit basis, these expenses increased from $1,986 to $2,069 or 4% due primarily to the acquisition of communities with larger units and higher expenses per unit than the previously owned communities.

     Real estate taxes increased by $2.6 million or 79%. $2.3 million of this increase represents real estate taxes on the Acquisition Communities. On a per unit basis, real estate taxes decreased from $472 to $442 or 6% due to decreases in assessed values on certain communities and the acquisition of communities in cities which have lower real estate taxes than the previously owned communities.

     Property management expenses increased by $1.6 million or 107%. $1.4 million of this increase represents property management expenses related to the Acquisition Communities. On a per unit basis, property management expenses increased from $218 to $237 or 8% due primarily to increased revenues.

     Interest expense increased $10.0 million due to increased borrowings under the Bank of Boston Credit Facility and the assumption of debt in connection with the acquisition of additional communities. $9.5 million of this increase relates to interest on debt used to finance the purchase of the Acquisition Communities.

     General and administrative expenses increased by $1.5 million.  On a per
unit basis, this expense decreased from $356 to $300.   The aggregate increase
reflects the additional costs related to administering the Company's expanded portfolio, while the per unit decrease reflects the economies of scale which have been achieved from operating a larger portfolio.

     Depreciation and amortization increased by $9.1 million or 109% due primarily to the acquisition of additional communities and the amortization of fees related to the Company's credit facilities. $8.6 million of this increase relates to depreciation on the Acquisition Communities.

     Liquidity and Capital Resources. The Company expects to meet its short-term liquidity requirements generally through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be adequate and expects it to continue to be adequate to meet operating requirements and shareholder distributions in accordance with REIT requirements both in the short and long terms.

     The Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and development, and financing capital improvements by long-term borrowings, through the issuance of debt and the offering of additional debt and equity securities.

     The Bank of Boston Credit Facility, a $150 million revolving credit facility, may be used by the Company for financing acquisitions, development, capital expenditures, repayment of indebtedness and working capital purposes. At December 31, 1996, $18.1 million was outstanding on the Bank of Boston Credit Facility, leaving $131.9 million undrawn. During January and February 1997, the Company drew an additional $23.0 million to fund the purchase of four commercial properties, leaving $108.9 million undrawn. The Company anticipates that, as a result of its intention to maintain a conservative ratio of long-term debt to total market capitalization, it will be able to obtain financing for its long-term capital needs.

     The Company's long-term debt matures as follows: $6.3 million in 1997, $24.2 million in 1998, $25.6 million in 1999, $68.6 million in 2000, $6.8 million in 2001 and $219.7 million thereafter with an average term to maturity of approximately eight years.

     The 1999 Notes, 2000 Notes, 2002 Notes and 2005 Notes contain various customary loan covenants, and also require the Company to maintain its status as a REIT, to maintain a ratio of total consolidated debt to total consolidated assets of not more than 0.6 to 1, to maintain a ratio of total consolidated secured debt to total consolidated assets of not more than 0.4 to 1, to maintain a ratio of total consolidated unencumbered assets to total consolidated unsecured debt of not less than 1.5 to 1, and to maintain an overall debt service ratio of not less than 1.5 to 1.

     The Bank of Boston Credit Facility contains various customary loan covenants and requires the Company to maintain its status as a REIT, to maintain a ratio of total consolidated liabilities to total consolidated assets of not more than 0.55 to 1, to maintain a ratio of total consolidated secured debt to gross consolidated real estate assets of not more than 0.4 to 1, to maintain a ratio of total consolidated unencumbered operating real estate assets to total consolidated unsecured debt of not less than 1.8 to 1 and to maintain an overall debt service coverage ratio of at least 2 to 1. The facility also limits the number of development projects the Company may undertake.

     For a discussion of the Company's Development Communities and related capital commitments, see "Item 1. Business - Acquisition and Development Strategy," above.

     In December 1996, the Company completed its Summit at Lake Union development project located in Seattle, Washington and containing 150 units at a cost of $16.5 million.

     In December 1996, the Company sold two of its Communities located in Washington, containing a total of 120 units, and received net proceeds of $1.6 million which were used to fund development costs at the Company's development projects. The Company held a 50% interest in one of the sold Communities.

     In November 1996, the Company, as part of its medium-term notes program, sold $25 million of investment grade senior unsecured notes, which are rated Baa3 by Moody's and BBB by Standard and Poor's and Duff and Phelps. The 1999 Notes bear interest at LIBOR plus 0.32%, are due in November 1999 and are callable in November 1997. The net proceeds from the sale of the 1999 Notes were used to repay amounts outstanding under the Bank of Boston Credit Facility. The Company filed a prospectus in October 1996 allowing it to issue up to $100 million of medium-term notes.

     In October 1996, the Company completed two development projects. The Village at Bear Creek II, a Denver, Colorado apartment community contiguous to the Company's existing Bear Creek community, contains 216 units and was developed at a cost of $18.8 million, including settlement of the developer's fixed price contract, which was paid with proceeds of a $17 million draw on the Bank of Boston Credit Facility. The operations of the two Bear Creek communities have been combined. Seeley Lake III, a Tacoma, Washington apartment community developed as an expansion to the Company's Village at Seeley Lake community, contains 182 units and was developed at a cost of $9.5 million.

     During the second and third quarters of 1996, the Company drew $26.0 million on the Bank of Boston Credit Facility to purchase a parcel of land, fund the Sonterra Mortgage and fund certain developments.

     In July 1996, the Company originated a $17.8 million mortgage on a 344 unit, newly constructed community in Tucson, Arizona known as Sonterra at Williams Centre. The Sonterra Mortgage bears interest at 9% per annum and matures in June 1999. The Company also has the exclusive option to purchase the community for approximately $20.5 million through December 1997 and approximately $21 million during 1998.

     In July 1996, the Company filed a multi-security shelf registration statement with the Securities and Exchange Commission for the issuance of up to $250 million in securities. The registration statement provides the Company with the ability to issue senior or subordinated debt securities, preferred shares of beneficial interest, common shares of beneficial interest, warrants to purchase debt securities, preferred shares or common shares, and rights to purchase common shares.

     In July 1996, the Company made a $0.7 million loan in connection with the infrastructure related to a 441 unit development project in Portland, Oregon which the Company has an option to purchase. The Company expects to purchase the land underlying the project for $2.8 million in mid-1997 and begin construction in the third quarter of 1997.

     In June 1996, the Company's Board of Trustees approved a share repurchase plan which authorizes the Company to repurchase up to two million common shares. No shares have been repurchased through December 31, 1996.

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

     In December 1995, the Company marketed and sold $14.8 million of tax exempt bonds to fund construction at one of its Development Communities. The bonds have a variable rate of interest and a term of 40 years. $4.8 million of the bond proceeds were being held in escrow at December 31, 1996 pending their use for the funding of development.

     In December 1995, the Company sold a 440 unit community located in Oklahoma and two communities located in Washington consisting of 233 apartment units in which it held a 50% interest, and received aggregate net proceeds of approximately $6.3 million. These proceeds were primarily used to repay a $4.9 million mortgage in January 1996.

     In August 1995, the Company sold $125 million of investment grade senior unsecured notes, which are rated Baa3 by Moody's and BBB by Standard & Poor's and Duff & Phelps. The 2000 Notes bear interest at 7.25%, are due on August 15, 2000 and were priced at 99.381% to yield 7.40%. The 2005 Notes bear interest at 7.75%, are due on August 15, 2005 and were priced at 98.785% to yield 7.93%. The 2005 Notes are redeemable at any time after August 24, 2002, at the option of the Company, subject to certain make whole provisions as defined in the 2005 Notes. The net proceeds from the sale of the 2000 Notes and the 2005 Notes were used to repay the outstanding balance of the Bank of Boston Credit Facility and to prepay the REMIC.

     In August 1995, the Company sold 2,300,000 Series B Preferred Shares, which are rated Ba1 by Moody's and BBB- by Standard & Poor's and Duff & Phelps. The net proceeds from the issuance totaled approximately $55.7 million and were used to repay a portion of the outstanding balance of the Bank of Boston Credit Facility.

     In August 1995, the Company sold a 32 unit community located in Tacoma, Washington for approximately $0.6 million. Proceeds from the sale were used to prepay a portion of the REMIC.

     In June 1995, the Company sold three communities located in Oklahoma, which consisted of 1,540 apartment units, for approximately $29.3 million. The net proceeds from these sales were used to repay a portion of the outstanding balance of the Bank of Boston Credit Facility.

     In June 1995, the Bank of Boston Credit Facility was modified to convert it to an unsecured facility and to reduce the interest rate on advances from LIBOR plus 1.75% to LIBOR plus 1.50%. These modifications resulted in the release of liens on 18 Communities with a gross book value of approximately $206 million and also provided for further rate reductions based upon the achievement of certain increases in the Company's investment grade credit rating. In addition, the term of the facility was extended from two to three years, with subsequent annual one-year extensions subject to bank approval.

     In April 1995, the Company implemented the DRIP. During 1996 and 1995, the Company issued approximately $0.6 million and $1.6 million of additional common equity, respectively.

     In January 1995, the Company completed the sale of its 2002 Notes. The 2002 Notes were priced at 99.396% to yield 9.495% and will have an effective interest cost to the Company of 9.65% after giving effect to an interest rate protection agreement. The 2002 Notes, which are rated Baa3 by Moody's and BBB by Standard & Poor's and Duff & Phelps, are redeemable at any time after February 1, 2000, at the option of the Company, subject to certain make whole provisions as defined in the 2002 Notes. The net proceeds from the sale of the 2002 Notes were used to prepay the remaining balance of the GECC Oklahoma Loan and to repay a portion of the outstanding balance of the Bank of Boston Credit Facility.

     In December 1994, the Company completed the Holly Acquisition which was financed through the issuance of approximately 6 million common shares and the assumption of $129.7 million of mortgage notes, approximately $118.1 million of which were subsequently repaid in 1995.

     In September 1994, the Company increased the Bank of Boston Credit Facility to $150 million and subsequently borrowed an additional $90 million under this facility. Proceeds from those borrowings were used for working capital purposes and to prepay (i) the $13.3 million balance on a mortgage note, (ii) the remaining balance of $25.1 million on a convertible note due to GECC, (iii) $41 million of the GECC Oklahoma Loan and (iv) the $8 million balance outstanding on a credit facility with GECC, which was terminated simultaneously with this prepayment.

     In August 1994, the Company completed the August 1994 Private Placement. The net proceeds from the August 1994 Private Placement totaled approximately $31 million, and were used to prepay a portion of the GECC Oklahoma Loan.

     In May 1994, the Company acquired a portfolio of eight multifamily communities in Tulsa, Oklahoma and six multifamily communities in Oklahoma City, Oklahoma, containing 5,101 apartment units for an aggregate purchase price of approximately $133 million. In connection with this acquisition, the Company assumed the GECC Oklahoma Loan. This loan has subsequently been prepaid. The balance of the purchase price was funded with borrowings under the Company's credit facilities and from cash on hand.

     In March 1994, the Company acquired two multifamily communities in Phoenix, Arizona and a multifamily community in Tucson, Arizona containing 1,092 apartment units for an aggregate purchase price of approximately $67.3 million. In connection with the two Phoenix acquisitions, the Company assumed two first mortgage notes, one for approximately $6 million which bears interest at a fixed rate of 9.05% and matures in November 1997 and one for approximately $13.4 million which was subsequently prepaid by the Company in September 1994.

     In January 1994, the Company prepaid $21.8 million in principal on a convertible note due to GECC; in September 1994, the Company prepaid the remaining $25.1 million principal balance of this note. GECC did not exercise its conversion rights.

     During 1993 the Company raised $165 million of new equity in connection with the July 1993 Offering and the Series A Preferred Offering. The proceeds from these offerings were used primarily to acquire communities and to prepay $20.3 million of adjustable rate debt.

     The net cash flow of the Company provided by operating activities increased from $41.8 million for the year ended December 31, 1995 to $55.2 million for the year ended December 31, 1996 and increased from $35.7 million for the year ended December 31, 1994 to $41.8 million for the year ended December 31, 1995. These increases generally resulted from the acquisition and development of communities and increases in revenues and control over operating expenses of previously owned communities.

     Investing activities of the Company used $65.6 million and $87.0 million during the years ended December 31, 1996 and 1994, respectively, and provided $7.3 million of cash during the year ended December 31, 1995. Investing activities consist primarily of the acquisition (disposition) and development of multifamily communities. The Company completed the development of its first three multifamily communities in 1996. The Company has acquired additional communities through the assumption of debt and the issuance of common shares. The Company acquired one and 51 multifamily communities during the years ended December 31, 1996 and 1994, respectively, and did not acquire any multifamily communities during the year ended December 31, 1995. The Company sold two and seven multifamily communities during the years ended December 31, 1996 and 1995, respectively, and did not sell any multifamily communities during the year ended December 31, 1994. The Company currently has two communities under development.

     Financing activities of the Company used $8.2 million and $32.8 million during the years ended December 31, 1996 and 1995, respectively, and provided $32.1 million during the year ended December 31, 1994. The 1999 Notes, 2000 Notes, 2002 Notes, 2005 Notes, Series B Preferred Offering, Bank of Boston Credit Facility, Tax Exempt Bonds, August 1994 Private Placement, July 1993 Offering, and Series A Preferred Offering served as the primary sources of cash flow from financing activities. The primary uses of cash flow were the acquisition and development of communities, the payment of distributions to shareholders and the repayment of debt, as described above.

     See the accompanying consolidated statements of cash flows included in the consolidated financial statements for a reconciliation of the Company's cash position for the years described therein.

     Funds from Operations. The Company and industry analysts generally consider funds from operations to be one appropriate measure of the performance of real estate companies including an equity REIT because it is predicated on a cash flow analysis, as opposed to a measure predicated on generally accepted accounting principals ("GAAP"), which gives effect to non-cash items such as depreciation. Funds from operations as defined by the National Association of Real Estate Investment Trusts ("NAREIT") represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     During 1995, NAREIT implemented a revised definition of FFO to be adopted in 1996. The principal change impacting the Company under the new definition is that only real estate related depreciation and amortization is added back to net operating income in computing FFO. The FFO disclosed herein has been retroactively restated to comply with the revised definition.

     For the year ended December 31, 1996, FFO increased by $1.7 million, when compared to the year ended December 31, 1995, to approximately $36.1 million. For the year ended December 31, 1995, FFO increased by $14.3 million, when compared to the year ended December 31, 1994, to approximately $34.4 million.



                              Summary Statements
                               of Operating Data

                                               Year Ended December 31
                                   ------------------------------------------
                                       1996           1995           1994
                                   ------------   -----------    -----------

Revenues                             $131,821       $131,232      $ 82,794
Expenses                              109,035        113,712        73,299
                                     --------       --------      --------
                                       22,786         17,520         9,495
Loss on sale of
   investment communities                (66)          (819)            --
Loss on joint venture communities        (58)          (279)            --
Loss on debt extinguishment                --        (5,553)            --
                                     --------       --------      --------
                                       22,662         10,869         9,495
Preferred distributions                12,548          8,973         7,000
                                     --------       --------      --------
Net income (loss) available for
   common shareholders               $ 10,114       $  1,896      $  2,495
Add:
Depreciation and amortization          25,773         25,744        16,393
Depreciation on JV communities            105            343            --
Write off of deferred financing costs      --             --         1,203
Loss on debt extinguishment                --          5,553            --
(Gain) loss on sale of investment
   communities                             66            819       --
                                     --------       --------      --------
Funds from operations                $ 36,058       $ 34,355      $ 20,091
                                     ========       ========      ========

     NAREIT's new definition did not address the treatment of capitalized expenditures, which varies widely within the REIT industry. Below is a listing of certain repair and replacement expenditures that are common to all residential communities and the accounting treatment utilized by the Company.

                                    1996         1995
                                   Amount       Amount      Company's
     Item                           (000s)       (000s)     Treatment
--------------------------------  --------     --------     -----------

Carpet Replacement                  $2,138      $2,399      Expensed
Floor tiles                            491         465      Expensed
Appliances                             522         321      Expensed
Blinds, shades                         153         158      Expensed
Hot water heaters                      110         108      Expensed
Exterior painting of apartments        668         185      Expensed
Landscaping                          1,931       2,020      Expensed
Roof                                    63          50      < $5,000 Expensed
Driveway, parking lot                   27       1,091      < $5,000 Expensed


     The Company capitalized approximately $2,502,000 or $135 per unit and expensed approximately $12,504,000 or $675 per unit of non-acquisition related repair and replacement expenditures in 1996. In 1995, the Company capitalized $1,400,000 or $137 per unit and expensed $12,382,000 or $638 per unit of such expenditures. Had the Company capitalized a greater portion of such expenditures, reported earnings would have been increased. The Company plans to maintain these approximate levels of capital expenditures in 1997.

     Inflation. Over 90% of the leases at the Communities are for a term of one year or less which may enable the Company to seek increased rents upon renewal or reletting of apartment units. Such short term leases generally minimize the risk to the Company of the adverse effects of inflation.

Item 8.   Consolidated Financial Statements and Supplementary Data.

     The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Trustees and Executive Officers of the Registrant.

     The current trustees and executive officers of the Company, their ages and their positions and offices are as follows:

        Name                 Age           Positions and Offices Held
---------------------------  ----  ---------------------------------------

Jeffrey H. Lynford. . . .     49   Chairman of the Board, Secretary and
                                   Trustee**
Edward Lowenthal. . . . .     52   President, Chief Executive Officer and
                                   Trustee*
Daniel M. Kelley. . . . .     50   Vice Chairman of the Board and Trustee*
Donald D. MacKenzie . . .     34   Executive Vice President - Director of
                                   Property Operations
Gregory F. Hughes . . . .     33   Vice President - Chief Financial Officer
David M. Strong . . . . .     38   Vice President
Rodney F. Du Bois . . . .     60   Trustee*
Mark S. Germain . . . . .     46   Trustee**
Frank J. Hoenemeyer . . .     77   Trustee***
Frank J. Sixt . . . . . .     45   Trustee***
______________________
*    Term expires 1997.
**   Term expires 1998.
***  Term expires 1999.

     Following are biographical descriptions of the current trustees and executive officers of the Company:

          Jeffrey H. Lynford has been the Chairman of the Board and Secretary of the Company since its formation in July 1992 and was the Chairman of the Board of the Company's predecessor, Wellsford Group, Inc. ("WGI"), since its formation in 1986. From July 1992 until December 1994 he also was the Chief Financial Officer of the Company. Mr. Lynford currently serves as trustee of the National Trust for Historic Preservation and as a director of three mutual funds: Cohen & Steers Total Return Realty Fund, Inc., Cohen & Steers Realty Shares, Inc. and Cohen & Steers Realty Income Fund, Inc. He is also a member of the New York bar. Prior to founding WGI, Mr. Lynford gained real estate and investment banking experience as a partner of Bear Stearns & Co., and a managing director of A.G. Becker Paribas, Inc..

          Edward Lowenthal has been the President and Chief Executive Officer and a trustee of the Company since its formation in July 1992 and was president of WGI since its formation in 1986. Mr. Lowenthal currently serves as a director of United American Energy Corporation, a developer, owner and operator of hydroelectric and other alternative energy facilities, a director of Corporate Renaissance Group, Inc., a mutual fund, a director of Omega Healthcare, Inc., a REIT, a director of Great Lakes REIT, Inc., a REIT that owns and operates office buildings, and as a trustee of Corporate Realty Income Trust, a REIT. He is also a member of The Board of Governors of NAREIT. Prior to founding WGI, Mr. Lowenthal gained real estate and investment banking experience as a partner of Bear Stearns & Co., a managing director of A.G. Becker Paribas, Inc., and a partner in the law firm of Robinson Silverman Pearce Aronsohn & Berman LLP.

          Daniel M. Kelley has been, since the Holly Acquisition, the Vice Chairman of the Board and a trustee of the Company. In addition, Mr. Kelley is the President of the Company's development subsidiary and the subsidiary which owns the Communities in Washington. Mr. Kelley was the President, Chief Executive Officer, and a director of Holly since its inception. Mr. Kelley co-founded the predecessor of Holly in 1972 and was its President from 1972 and its Chief Executive Officer from 1978. He is a past director of the Tacoma Homebuilders Association, and is currently a director of Puget Sound Title Insurance Company.

          Donald D. MacKenzie has been Executive Vice President - Director of Property Operations of the Company since September 1996. From December 1994 until September 1996 he was Vice President - Acquisitions and Development of the Company. From July 1992 until December 1994 he was Vice President for Acquisitions of the Company. He also was a Vice President of WGI since 1988. From 1986 to 1988, Mr. MacKenzie was an asset manager with Wallace Associates Consulting Group, a national real estate consulting firm specializing in providing strategic consultation to the banking industry. Previously he was employed with Paine Webber Incorporated as a financial analyst in the Mergers and Acquisitions Group.

          Gregory F. Hughes has been Vice President - Chief Financial Officer of the Company since December 1994. From March 1993 until December 1994 he was a Vice President and Chief Accounting Officer of the Company. During 1992, Mr. Hughes was a controller with Jones Lang Wootton Realty Advisors, a firm that provides real estate asset management and investment consultation services. From 1985 to 1991, Mr. Hughes was a manager with Kenneth Leventhal & Company, a public accounting firm specializing in real estate and financial services. Mr. Hughes is a certified public accountant.

          David M. Strong has been Vice President of the Company since July 1995. From July 1994 until July 1995 he was Acquisitions and Development Associate of the Company. From 1991 to 1994, Mr. Strong was President and owner of LPI Management, Inc., a commercial real estate company providing management and consulting services. From 1984 to 1991, he was a senior executive with the London Pacific Investment Group, a real estate development, investment and management firm active in Southern California and Western Canada. From 1979 to 1984, Mr. Strong was a manager with Arthur Young, a public accounting firm. Mr. Strong is a member of the Canadian Institute of Chartered Accountants.

          Rodney F. Du Bois has been a trustee of the Company since November 1992. Mr. Du Bois also has been President and co-owner of Goshawk Corporation, which provides finance and general corporate services, since 1982. Mr. Du Bois was a founder of Mountain Cable Company, a cable TV multiple system operator, and its Chairman from 1985 until the company's sale in 1988. Previously Mr. Du Bois served as Executive Vice President and a director of C. Brewer and Co., Chairman of Alexander and Baldwin Agribusiness, Inc., a managing director of Warburg, Paribas, Becker, Inc. and a Professor of Real Estate at the Amos Tuck School of Business Administration at Dartmouth College.

          Mark S. Germain has been a trustee of the Company since November 1992. Currently he is employed by Olmsted Group L.L.C., which is a consultant to biotechnology and other high technology companies. Mr. Germain also serves as a board member of several privately held biotechnology companies. Previously, from 1990 to 1994, Mr. Germain was employed by D. Blech & Company, Incorporated, a merchant bank. From 1986 to 1989, he was President and Chief Operating Officer of The Vista Organization, Ltd., and from 1989 to 1990, its President and Chief Executive Officer. Mr. Germain was a partner in a New York law firm prior to 1986.

          Frank J. Hoenemeyer has been a trustee of the Company since November 1992. Mr. Hoenemeyer also currently serves as a director of American International Group, Inc., Mitsui Trust Bank (U.S.A.), W.P. Carey Advisors, Inc. and Carey Fiduciary Advisors, Inc. (subsidiaries of W.P. Carey & Co., Inc.) and ARIAD Pharmaceuticals, Inc. and as Vice Chairman of the Investment Committee of W.P. Carey & Co., Inc. From 1947 to 1984, he was employed by The Prudential Insurance Company of America where he served as Vice Chairman and Chief Investment Officer prior to his retirement.

          Frank J. Sixt has been a trustee of the Company since November 1992. Mr. Sixt also currently serves as an executive director of Cheung Kong (Holdings) Limited, Cheung Kong Infrastructure Holdings Limited and Hutchison Whampoa Limited groups of Companies. He also serves as a director of Husky Oil Limited, Concord Property and Financial Company Limited and World Financial Properties Limited. He is also a director of and Chairman of the Executive Committee of the Board of Directors of Gordon Capital Corporation. Previously, from 1987 to 1990, Mr. Sixt was a partner in the law firm of Stikeman Elliott.


     Item 11.  Executive Compensation.

The following table sets forth certain information concerning the compensation of the Chief Executive Officer and the four other most highly compensated Executive Officers of the Company for the fiscal years ended December 31, 1996, 1995 and 1994.



                                                   SUMMARY COMPENSATION TABLE


                                     Annual Compensation                                  Long-Term Compensation
                         --------------------------------------------     ------------------------------------------------------
                                                                                 Awards                        Payouts
                                                                          -----------------------      -------------------------
                                                             Other        Restricted   Securities        LTIP       All Other
Name and Principal                                           Annual       Stock        Underlying      Payouts     Compensation
     Position            Year  Salary         Bonus        Compensation   Award(s)    Options/SAR        (B)            (C)
-------------------      ----  --------       --------     ------------   ----------  ------------     --------    -------------

Edward Lowenthal         1996  $220,500       $227,115          ---           ---           ---             ---       $201,916
President and            1995  $220,500            ---          ---           ---        25,000        $100,000       $217,588
Chief Executive Officer  1994  $210,000       $157,500          ---           ---        62,500        $100,000       $ 73,764

Jeffrey H. Lynford       1996  $220,500       $227,115          ---           ---           ---             ---       $201,907
Chairman of the Board    1995  $220,500            ---          ---           ---        25,000        $100,000       $217,577
and Secretary            1994  $210,000       $157,500          ---           ---        62,500        $100,000       $ 75,602

Daniel M. Kelley         1996  $220,500       $115,762          ---           ---           ---             ---       $ 43,245
Vice Chairman            1995  $220,500            ---          ---           ---        25,000             ---       $ 47,805
of the Board             1994  $ 10,932 (D)        ---          ---           ---       115,625             ---       $  1,111

Donald D. MacKenzie      1996  $144,250       $ 72,093          ---           ---           ---             ---       $ 76,906
Executive Vice President 1995  $132,300            ---          ---           ---        25,000        $ 25,000       $ 45,318
Director of Property     1994  $126,000       $ 94,500          ---           ---        10,000        $ 25,000       $ 16,008
Operations

Gregory F. Hughes        1996  $130,750       $ 65,375          ---           ---           ---             ---       $ 76,906
Vice President -         1995  $120,000            ---          ---           ---        25,000        $ 25,000       $ 45,318
Chief Financial Officer  1994  $100,000       $ 75,000          ---           ---         5,000        $ 25,000       $ 15,943

___________________
Footnotes:

(A) No named Executive Officer received perquisites or other personal benefits aggregating the lesser of 10% of his total annual salary and bonus or $50,000.

(B) "LTIP Payouts" refers to long-term incentive plan payouts. The amounts set forth in this column represent the value of the restricted Common Shares previously granted to each Executive Officer which vested in 1994 and 1995, based upon the value of such shares on the date of grant. In December 1993, Messrs. Lowenthal and Lynford each received a grant of 18,957 restricted Common Shares and Messrs. MacKenzie and Hughes each received a grant of 4,739 restricted Common Shares. Pursuant to the terms of the original grants, twenty (20%) percent of each Executive Officer's restricted Common Shares were to vest on each anniversary date of the grant (the first of which was December 6, 1994) over a 5-year period provided that the Company has achieved certain performance goals (a 5% increase in funds from operations per share per annum based on a September 30 year end) and the Executive Officer is employed by the Company on the applicable anniversary date. In the event either condition is not satisfied as of the applicable anniversary date, the Company was to redeem the Common Shares that were due to vest on such date at $.01 per share. No restricted Common Shares vested during 1996; the Executive Compensation Committee of the Company's Board of Directors elected not to redeem such shares but rather to have all of such shares and the other remaining unvested shares vest in equal amounts on the two remaining anniversary dates of the original grant, subject to the same performance and employment conditions. If the Executive Officer resigns or is terminated for cause, the Company will also redeem, at the same price, all Common Shares that have not yet vested. Unless and until the Company redeems such Common Shares, each named Executive Officer has sole voting power and the right to receive all distributions with respect to such Common Shares. The number of restricted Common Shares granted to each of Messrs. Lowenthal, Lynford, MacKenzie and Hughes and which have not yet vested is 11,375, 11,375, 2,843 and 2,843, respectively, and the value of such restricted Common Shares is $275,844, $275,844, $68,943 and $68,943, respectively, based on the closing price of the Common Shares on December 31, 1996, the last day of trading in calendar year 1996.

 (C) The amounts set forth include imputed interest and forgiven loan principal for the years ended December 31, 1996, 1995 and 1994. Messrs. Lowenthal and Lynford each received a $500,000 loan to purchase 18,957 Common Shares from the Company at $26.375 per Common Share, the closing price on the date of the loans, in 1993, and a $1,210,938 loan to purchase 62,500 Common Shares from the Company at $19.375 per Common Share, the closing price on the date of the loans, in 1994. Mr. Kelley received a $312,500 loan to purchase 15,625 Common Shares from the Company at $20.00 per Common Share, the closing price on the date of the loans, in 1994. Messrs. MacKenzie and Hughes each received a $125,000 loan to purchase 4,739 Common Shares from the Company in 1993 and a $242,188 loan to purchase 12,500 Common Shares from the Company in 1994, at the same prices as Messrs. Lynford and Lowenthal, a $250,000 loan to purchase 10,989 Common Shares from the Company at $22.75 per Common Share, the closing price on the date of the loans, in 1995, and a $500,000 loan to purchase 21,621 Common Shares from the Company at $23.125 per Common Share, the closing price on the date of the loans, in 1996. These loans mature ten years after the date of grant, bear no interest, are secured by the Common Shares purchased and are otherwise non-recourse. Five (5%) percent of each officer's loans will be forgiven each year during the term of the loan provided that the officer is then employed by the Company. In the event of a change of control of the Company, an officer's death or permanent disability or termination of his employment by the Company without cause, the outstanding amount of the applicable loan will be forgiven in full. In the event an officer leaves the employ of the Company or is terminated with cause, the outstanding amount of the applicable loan will be immediately due and payable.

     The amounts set forth also include contributions to the Company's defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. $750 of such contributions were made by the Company on behalf of each of Messrs. Lowenthal, Lynford, Kelley, MacKenzie, and Hughes relating to 1996. $2,310 of such contributions were made by the Company on behalf of each of Messrs. Lowenthal, Lynford, MacKenzie and Hughes relating to 1995. $968 of such contributions were made by the Company on behalf of each of Messrs. Lowenthal, Lynford and MacKenzie relating to 1994; Mr. Hughes received $903 of such contributions in 1994.

     The amounts set forth also include annual premiums of $14,594 and $14,585 in 1996, $14,596 and $14,585 in 1995 and $11,871 and $13,709 in 1994 made by the Company related to split dollar life insurance plans for the benefit of Messrs. Lowenthal and Lynford, respectively. The Company expects to be reimbursed for these payments from the proceeds of this insurance, if any.

     The amounts set forth also include $10,839 and $8,130 of lease payments related to Mr. Kelley's automobile in 1995 and 1996, respectively.

(D) The amount set forth represents the salary received from the Company during the fiscal year ended December 31, 1994. On an annualized basis, Mr. Kelley would have received $210,000.

     The Company did not grant any options or free-standing share appreciation rights to any of the Executive Officers named in the Summary Compensation Table above during this year.

     The following table sets forth certain information concerning the value of unexercised options as of December 31, 1996 held by the Executive Officers named in the Summary Compensation Table above. No options were exercised by the Executive Officers during the fiscal year ended December 31, 1996.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES


                          Number of Securities
                         Underlying Unexercised      Value of in-the Money
                         Options/SARs at Fiscal        Options/SARs at
                              Year-End (A)            Fiscal Year-End (B)
Name                   Exercisable  Unexercisable  Exercisable  Unexercisable
----                   -----------  -------------  -----------  -------------

Edward Lowenthal          142,500       95,000      $316,375       $309,250
Jeffrey H. Lynford        142,500       95,000      $316,375       $309,250
Daniel M. Kelley          103,125       37,500      $340,032       $103,875
Donald D. MacKenzie        41,000       35,000      $100,620       $ 86,230
Gregory F. Hughes          11,200       35,800      $  5,310       $ 64,990

____________
Footnotes:


(A) All options had an equal number of tandem share appreciation rights ("SARs") that may be exercised in lieu of, and not in addition to, the corresponding options; such SARs were waived in February, 1997 by the Executive Officers. The right to receive reload options was given in connection with such options. The reload options enable the Executive Officer to purchase a number of Common Shares equal to the number of Common Shares delivered by him to exercise the underlying option. The effective date of the grant of the reload options will be the date the underlying option is exercised by delivering Common Shares to the Company. The reload options have the same expiration date as the underlying options and will have an exercise price equal to the fair market value of the Common Shares on the effective date of the grant of the reload options. Certain Executive Officers and trustees of the Company exercised their right to receive reload options in March 1997.


(B) The fair market value on December 31, 1996 of the Common Shares underlying the options was $24.25 per Common Share.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of common shares by each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding common shares, by each trustee of the Company, by each officer of the Company named in the Summary Compensation Table incorporated by reference into Item 11 above, and by all trustees and officers of the Company as a group. Unless specifically stated in the notes to the table, no person named in the table is the beneficial owner of any preferred shares. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.


                                                                   Percent of
                                                     Shares        Shares
                                                  Beneficially    Beneficially
Name of Beneficial Owner and Business Address         Owned          Owned
---------------------------------------------     ------------     ----------

Jeffrey H. Lynford (1). . . . . . . . . . . . . . . .405,708. . . . . .2.2%
c/o Wellsford Residential Property Trust
610 Fifth Avenue, 7th Floor
New York, New York  10020

Edward Lowenthal (2). . . . . . . . . . . . . . . . .406,701. . . . . .2.2
c/o Wellsford Residential Property Trust
610 Fifth Avenue, 7th Floor
New York, New York  10020

Daniel M. Kelley (3). . . . . . . . . . . . . . . . .251,528. . . . . .1.4
c/o Wellsford Residential Property Trust
101 East 26th Street, Suite 301
Tacoma, Washington 98421

Rodney F. Du Bois (4) . . . . . . . . . . . . . . . . .7,000. . . . .(*)
32 Rip Road
Hanover, New Hampshire  03755

Mark S. Germain (5) . . . . . . . . . . . . . . . . . 15,000. . . . . .0.1
6 Olmsted Road
Scarsdale, New York  10583

Frank J. Hoenemeyer (6) . . . . . . . . . . . . . . . .3,732. . . . .(*)
7 Harwood Drive
Madison, New Jersey  07940

Frank J. Sixt (5) . . . . . . . . . . . . . . . . . . 15,000. . . . . .0.1
c/o Cheung Kong (Holdings) Limited
29 Queen's Road Central
Hong Kong

Donald D. MacKenzie (7) . . . . . . . . . . . . . . .143,571. . . . . .0.8
c/o Wellsford Residential Property Trust
370 17th Street, Suite 3100
Denver, Colorado  80202

Gregory F. Hughes (8) . . . . . . . . . . . . . . . .102,086. . . . . .0.6
c/o Wellsford Residential Property Trust
610 Fifth Avenue, 7th Floor
New York, New York  10020

David M. Strong (9) . . . . . . . . . . . . . . . . . 32,787. . . . . .0.2
c/o Wellsford Residential Property Trust
370 17th Street, Suite 3100
Denver, CO  80202

All trustees and officers as a group
(10 persons) (10) . . . . . . . . . . . . . . . . .1,383,113. . . . . .7.6


_____________
Footnotes:


(*)   Less than 0.1 percent.

(1) Includes 206,672 common shares issuable upon the exercise of options (129,172 of which are currently exercisable) granted pursuant to the Company's share option plans and 6,802 common shares held in the Company's 401(K) savings plan for the benefit of Mr. Lynford. Also includes 6,732 common shares held by the Lynford Family Charitable Trust, u/a dated December 16, 1984; Mr. Lynford disclaims beneficial ownership of such shares.

(2) Includes 206,672 common shares issuable upon the exercise of options (129,172 of which are currently exercisable) granted pursuant to the Company's share option plans, 3,146 common shares held in the Company's 401(K) savings plan for the benefit of Mr. Lowenthal and 279 common shares purchased through the DRIP. Also includes 1,162 common shares held by Ilene Lowenthal, Mr. Lowenthal's wife, and 599 common shares held by Jared Lowenthal, Mr. Lowenthal's son; Mr. Lowenthal disclaims beneficial ownership of such shares. Does not include 1,000 Series B preferred shares held by Mr. Lowenthal.

(3) Includes 114,246 common shares issuable upon the exercise of options (84,871 of which are currently exercisable), granted pursuant to the Company's share option plans and 600 common shares held in a Keogh plan. Also includes 675 common shares held by Nancy Kelley, Mr. Kelley's wife; Mr. Kelley disclaims beneficial ownership of such shares.

(4) Includes 6,000 common shares held by Carol Du Bois, Mr. Du Bois' wife; Mr. Du Bois disclaims beneficial ownership of such shares. Does not include 4,000 Series A preferred shares held by Mr. Du Bois.

(5) Includes 15,000 common shares issuable upon the exercise of options (all of which are currently exercisable) granted pursuant to the Company's share option plans.

(6) Includes 3,732 common shares held by Frank J. Hoenemeyer Employee's Retirement Plan & Trust of which Mr. Hoenemeyer is trustee.

(7) Includes 76,000 common shares issuable upon the exercise of options (48,000 of which are currently exercisable) granted pursuant to the Company's share option plans. Does not include 1,000 Series A preferred shares held by Mr. MacKenzie.

(8) Includes 45,345 common shares issuable upon the exercise of options (15,545 of which are currently exercisable) granted pursuant to the Company's share option plans.

(9) Includes 15,345 common shares issuable upon the exercise of options (2,045 of which are currently exercisable) granted pursuant to the Company's share option plans.

(10) Includes the common shares referred to in footnotes (1) through (9) above.


Item 13.  Certain Relationships and Related Transactions.

     In connection with the merger of Holly into a wholly-owned subsidiary of the Company in December 1994, the Company entered into a two-year consulting agreement with David M. Kelley, Daniel M. Kelley's brother, providing for an annual consulting fee of $170,000 in 1995 and 1996. Under the agreement, David M. Kelley consulted with and advised the Company with respect to the construction of certain development projects in the Puget Sound region of the State of Washington.

     In connection with the construction by the Company of one of its development projects, a construction management contract was entered into with DRK Development, Inc. ("DRK"), the stock of which is owned solely by D. Reed Kelley, the nephew of Daniel M. Kelley. During 1996 and 1995, DRK was paid $89,600 and $132,000 respectively, under this contract.

     Pursuant to the Company's Long-Term Management Incentive Plan certain of the Company's Executive Officers received a loan from the Company during 1996 to purchase Common Shares from the Company. Messrs. MacKenzie and Hughes each received a $500,000 loan to purchase 21,621 Common Shares at $23.125 per Common Share, the closing price on the date of the loans. Mr. Strong received a $250,000 loan to purchase 10,810 Common Shares at the same price as Messrs. MacKenzie and Hughes. These loans mature in ten years, bear no interest, are secured by the Common Shares purchased and are otherwise non-recourse. Five (5%) percent of each officer's loan will be forgiven each year during the term of the loan provided that the officer is then employed by the Company. In the event of a change in control of the Company, an officer's death or permanent disability or termination of his employment by the Company without cause, the outstanding amount of the applicable loan will be forgiven in full. In the event an officer leaves the employ of the Company or is terminated with cause, the outstanding amount of the applicable loan will be immediately due and payable. The largest aggregate loan amounts outstanding to each of the Executive Officers during the fiscal year ended December 31, 1996 were $1,600,391, $1,600,391, $296,875, $1,092,578, $1,092,578, and $375,000,
relating to Messrs. Lowenthal, Lynford, Kelley, MacKenzie, Hughes, and Strong, respectively.

     The Company has entered into employment agreements with each of its officers. Such agreements are for terms which expire between December 1997 and December 1998, and provide for aggregate annual base salaries of $1.1 million and $0.9 million in 1997 and 1998, respectively.

     The aggregate purchase price for the Commercial Properties, described in "Item 1. Business - Recent Developments" above, includes approximately $2.25 million in value of common shares of WRP Newco to be issued to an entity in consideration for the assignment of the purchase contracts entered into by such entity. Upon liquidation of such entity, each of the Chairman of the Board and President of the Company, Messrs. Lynford and Lowenthal, will receive approximately 16.4% of such shares, and the wife of Mark Germain, a trustee of the Company, will receive approximately 13.8% of such shares. Each are owners of such entity.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1)  Financial Statements

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

     Consolidated Balance Sheets as of December 31, 1996 and 1995.

     Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

     III. Real Estate and Accumulated Depreciation

          All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

    (3)  Exhibits

    (a)  3.1    Amended and Restated Declaration of Trust and amendments
                thereto.*
         3.2    Amended and Restated Bylaws.++++
         3.3    Articles Supplementary classifying 4,600,000 Shares of
                Beneficial Interest as Series A Cumulative Convertible
                Preferred Shares of Beneficial Interest.*
         3.4    Articles Supplementary classifying 2,300,000 Shares of
                Beneficial Interest as Series B Cumulative Redeemable
                Preferred Shares of Beneficial Interest.***
         4.1    Specimen certificate for Common Shares of Beneficial
                Interest.o
         4.2    Specimen certificate for Series A Cumulative Convertible
                Preferred Shares of Beneficial Interest.oo
         4.3    Specimen certificate for Series B Cumulative Redeemable
                Preferred Shares of Beneficial Interest.***
         10.1   Employment Agreement between Wellsford Residential Property
                Trust (the "Company") and Jeffrey H. Lynford.oooo
         10.2   Employment Agreement between the Company and Edward
                Lowenthal.oooo
         10.3   Employment Agreement between the Company and Donald D.
                MacKenzie. oooo
         10.4   Employment Agreement between the Company and Gregory F.
                Hughes. oooo
         10.5   Employment Agreement between the Company and Daniel M.
                Kelley.ooo
         10.6   Employment Agreement between the Company and David M. Strong.
                oooo
         10.7   Amendment to Compensation Agreements dated as of September
                16, 1996 between the Company and Jeffrey H. Lynford.
         10.8   Amendment to Compensation Agreements dated as of September
                16, 1996 between the Company and Edward Lowenthal.
         10.9   Amendment to Compensation Agreements dated as of September
                16, 1996 between the Company and Daniel M. Kelley.
         10.10  Amendment to Compensation Agreements dated as of September
                16, 1996 between the Company and Donald D. MacKenzie.
         10.11  Amendment to Compensation Agreements dated as of September
                16, 1996 between the Company and Gregory F. Hughes.
         10.12  Amendment to Compensation Agreements dated as of September
                16, 1996 between the Company and David M. Strong.
         10.13  Wellsford Residential Property Trust 1992 Share Option
                Plan.**
         10.14  Wellsford Residential Property Trust Long-Term Management
                Incentive Plan.ooo
         10.15  Amendment to Restricted Share Grant Letter Agreement dated as of October 10, 1996 between the Company and Jeffrey H.
                Lynford.
         10.16  Amendment to Restricted Share Grant Letter Agreement dated as of October 10, 1996 between the Company and Edward Lowenthal.
         10.17  Amendment to Restricted Share Grant Letter Agreement dated as of October 10, 1996 between the Company and Donald D.
                MacKenzie.
         10.18  Amendment to Restricted Share Grant Letter Agreement dated as of October 10, 1996 between the Company and Gregory F.
                Hughes.
         10.19  $150 million Second Amended and Restated Revolving Credit
                Agreement, dated as of June 30, 1995, between The First
                National Bank of Boston, as agent, and the Company.+
         10.20  First Amendment to Second Amended and Restated Revolving
                Credit Agreement, dated as of December 1, 1995, by and among
                The First National Bank of Boston, as agent, and the Company.
         10.21  Promissory Notes from the Company to The First National Bank of Boston and to other lenders party to Second Amended and
                Restated Revolving Credit Agreement, aggregating $150
                million. oooo
         10.22  Indenture dated as of January 30, 1995 with The First
                National Bank of Boston, as Trustee, for the Company's 9-3/8%
                Notes due February 1, 2002. ooo
         10.23  9-3/8% Note due February 1, 2002 in the principal amount of
                $100 million.ooo
         10.24  Indenture dated as of August 21, 1995 with United States
                Trust Company of New York, as Trustee. oooo
         10.25  7-1/4% Note due August 15, 2000 in the principal amount of
                $55 million. oooo
         10.26  7-3/4% Note due August 15, 2005 in the principal amount of
                $70 million. oooo
         10.27  Trust Indenture dated as of December 1, 1995 between Palomino
                Park Public Improvements Corporation ("PPPIC") and United
                States Trust Company of New York, as trustee, securing the
                Company's Assessment Lien Revenue Bonds Series 1995 $14.8
                million. oooo
         10.28  Letter of Credit Reimbursement Agreement dated as of December
                1, 1995 between PPPIC, the Company, and Dresdner Bank AG, New
                York Branch. oooo
         10.29  Purchase and Sale Agreement dated June 6, 1995 between WOP
                Limited Partnership, as seller, and McSHA Properties, Inc., as buyer, related to the sale of the Company's Quail Ridge
                Community. oooo
         10.30  Purchase and Sale Agreement dated May 3, 1995 between WOP
                Limited Partnership, as seller, and Case & Associates
                Properties, Inc., as buyer, related to the sale of the
                Company's Observation Point and Bristol Park Communities.
                oooo
         10.31  Purchase and Sale Agreement dated September 11, 1995 between
                WOP Limited Partnership, as seller, and Case & Associates
                Properties, Inc., as buyer, related to the sale of the
                Company's Foxfire Community. oooo
         10.32  Purchase and Sale Agreement dated December 26, 1995 between
                Uplands North Associates, as seller, and OTR, as buyer,
                related to the sale of the Company's Elliott Bay Plaza East and Elliott Bay Plaza West joint venture Communities. oooo
         10.33  Agreement between Holly Property Holdings, Inc., as seller, and Morgan Guaranty Trust Company of New York, as buyer,
                related to the sale of the Company's interest rate protection agreement in the notional amount of $115 million. oooo
         10.34  Amended and Restated Operating Agreement of Village at Bear
                Creek LLC between the Company, Wellsford Bear Creek II Corp.
                and Al Feld. oooo
         10.35  Operating Agreement of Park at Highlands LLC, dated as of
                April 27, 1995, between Wellsford Park Highlands Corp. and Al
                Feld. oooo
         10.36  First Amendment to Operating Agreement of Park at Highlands
                LLC, dated as of December 29, 1995, between Wellsford Park
                Highlands Corp. and Al Feld.
         10.37  Tri-Party Agreement by and among Park at Highlands LLC,
                NationsBank of Texas, N.A., Wellsford Park Highlands Corp.,
                the Company, and Al Feld dated December 29, 1995 relating to
                Blue Ridge.
         10.38  Operating Agreement of Red Canyon at Palomino Park LLC
                between Wellsford Park Highlands Corp. and Al Feld, dated as of April 17, 1996 relating to Red Canyon.
         10.39  Second Amended and Restated Vacant Land Purchase and Sale
                Agreement between Mission Viejo Company and The Feld Company dated March 23, 1995, as amended by First Amendment, dated
                May 1, 1996 relating to the land underlying Palomino Park.
         10.40  Agreement dated as of January 15, 1996 between the Company and John W. Magnuson. oooo
         10.41  Agreement and Plan of Merger, dated as of January 16, 1997, between Equity Residential Properties Trust and the Company.
                ++++++
         10.42  Consulting Agreement with Gareth Y. Hudson, dated as of
                December 26, 1996.
         10.43  Indenture dated as of October 25, 1996, with United States
                Trust Company of New York, as Trustee. +++++
         10.44  Floating Rate Note due November 24, 1999 in the principal amount of $25 million.
         10.45  $11.2 million Loan Agreement between City of Englewood,
                Colorado and Wellsford Marks West Corp., dated as of October
                1, 1996, relating to the property known as Marks West.
         10.46  Guaranty Agreement made by the Company to American National
                Bank and Trust Company of Chicago dated October 25, 1996 relating to the property known as Marks West.
         10.47  $17.8 million Loan Agreement, dated as of June 28, 1996, by and between the Company, as lender, and Specified Properties
                VIII, L.P., as borrower, relating to Sonterra.
         10.48  Option Agreement between the Company, as purchaser, and
                Specified Properties VIII, L.P., as seller, dated as of June
                28, 1996, relating to Sonterra.
         10.49  Real Estate Purchase and Sale Agreement between Roy Street
                Associates, as seller, and Josef F. Stanzl, as purchaser, dated October 3, 1996, as amended by First Amendment dated
                October 21, 1996, Second Amendment dated October 31, 1996 and
                Third Amendment dated December, 1996.
         10.50  Agreement of Purchase and Sale and Joint Escrow Instructions
                between the Company, as purchaser, and Derby-Heinze
                Partnership, as seller, dated April 30, 1996, relating to Altamont.
         10.51  Agreement of Purchase and Sale dated as of December 6, 1995 between HG Venture, as seller, and the Company, as buyer, related to Marks West, and Amendment dated February 1, 1996,
                Second Amendment dated February 29, 1996, and Third Amendment dated March 8, 1996.
         10.52  Purchase and Sale Agreement dated as of October 9, 1996 between Jerry W. and Diane E. Thompson, as buyer, and Holly
                Property Holdings, Inc., as seller, related to the community known as Silver Ridge.

         21.1   Subsidiaries of the Registrant.
         23.1   Consent of Ernst & Young, LLP.
         27.1   Financial Data Schedule (EDGAR Filing Only).

__________________
* Previously filed as an Exhibit to the Company's Registration Statement on Form S-3 (No. 33-91352) and incorporated herein by reference.

** Previously filed as an Exhibit to the Company's Registration Statement on Form S-11 (No. 33-61998) and incorporated herein by reference.

*** Previously filed as an Exhibit to the Company's Registration Statement on Form 8-A (No. 1-11550) dated September 5, 1995 and incorporated herein by reference.

o Previously filed as an Exhibit to the Company's Registration Statement on Form S-11 (No. 33-52406) and incorporated herein by reference.

oo Previously filed as an Exhibit to the Company's Registration Statement on Form S-11 (No. 33-69868) and incorporated herein by reference.

ooo Previously filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

oooo Previously filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

+ Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 and incorporated herein by reference.

++ Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 and incorporated herein by reference.

+++ Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

++++ Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.

+++++ Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated October 31, 1996 and incorporated herein by reference.

++++++ Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated February 3, 1997 and incorporated herein by reference.


(b) During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

          Current Reports on Form 8-K dated October 24, 1996 and October 31,
1996.



          (c)  The following exhibits are filed as exhibits to this Form 10-K:
See Item 14 (a) (3) above.



          (d)  The following documents are filed as a part of this report:

              None.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     WELLSFORD RESIDENTIAL PROPERTY TRUST


                        By:   /s/ Jeffrey H. Lynford
                             ---------------------------
                             (Jeffrey H. Lynford)
                             Chairman of the Board, Secretary and Trustee

Dated: March 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                         Title                      Date
    ----------------------  ------------------------------    --------------
/s/ Jeffrey H. Lynford      Chairman of the Board and         March 19, 1997
--- --------------------    Trustee
   (Jeffrey H. Lynford)

/s/ Edward Lowenthal        President, Chief Executive        March 19,1997
--- --------------------    Officer and Trustee (Principal
   (Edward Lowenthal)       Executive Officer)

/s/ Daniel M. Kelley        Vice Chairman of the Board        March 19, 1997
--- --------------------    and Trustee
   (Daniel M. Kelley)

/s/ Gregory F. Hughes       Vice President and Chief          March 19, 1997
--- --------------------    Financial Officer (Principal
   (Gregory F. Hughes)      Financial and Accounting Officer)

/s/ Rodney F. Du Bois       Trustee                           March 19, 1997
--- --------------------
   (Rodney F. Du Bois)

/s/ Mark S. Germain         Trustee                           March 19, 1997
--- --------------------
   (Mark S. Germain)

/s/ Frank J. Hoenemeyer     Trustee                           March 19, 1997
--- --------------------
   (Frank J. Hoenemeyer)

/s/ Frank J. Sixt           Trustee                           March 19, 1997
--- --------------------
   (Frank J. Sixt)

             WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


                                                            Page No. in
                                                             Form 10-K
                                                             ---------



Report of Independent Auditors. . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995. . F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 1996, 1995 and 1994. . . . . . . . F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . F-8

FINANCIAL STATEMENT SCHEDULES

III -  Real Estate and Accumulated Depreciation . . . . . . . . S-1


All other schedules have been omitted because the required information for such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

                                   REPORT OF
                             INDEPENDENT AUDITORS
                             --------------------


To the Shareholders and Board of Trustees of Wellsford Residential Property Trust and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Wellsford Residential Property Trust and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellsford Residential Property Trust and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG, LLP


/s/ Ernst & Young LLP
______________________________

New York, New York
February 10, 1997,
except for Note 13, as to which the date is February 28, 1997

                                        WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                                                          December 31,
                                                                                                         -------------
                                                                                                 1996                      1995
                                                                                            -------------             -------------
ASSETS
   Real estate assets, at cost - Notes 4 and 5
      Land .....................................................................            $ 114,214,888             $ 105,121,296
      Buildings and improvements ...............................................              659,153,965               605,087,385
                                                                                            -------------             -------------
                                                                                              773,368,853               710,208,681
         Less, accumulated depreciation ........................................              (83,965,956)              (58,490,833)
                                                                                            -------------             -------------
                                                                                              689,402,897               651,717,848
      Construction in progress .................................................               22,210,933                26,189,876
                                                                                            -------------             -------------
                                                                                              711,613,830               677,907,724
   Cash and cash equivalents ...................................................               10,811,505                29,444,008
   Restricted cash - Note 3 ....................................................                7,666,598                12,916,328
   Mortgage note receivable - Note 4 ...........................................               17,800,000                      --
   Deferred financing costs ....................................................                5,400,787                 5,928,869
   Prepaid and other assets ....................................................                2,995,854                 3,441,408
                                                                                            -------------             -------------
   Total Assets ................................................................            $ 756,288,574             $ 729,638,337
                                                                                            =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
      Senior unsecured notes - Note 8 ..........................................            $ 248,495,847             $ 223,306,778
      Mortgage notes payable - Note 5 ..........................................               82,730,831                77,136,941
      Unsecured credit facilities - Note 7 .....................................               18,075,000                      --
      Accrued expenses and other liabilities ...................................               15,617,516                16,403,724
      Dividends payable - Note 10 ..............................................               11,433,547                11,310,053
      Security deposits ........................................................                3,249,607                 3,122,229
                                                                                            -------------             -------------
      Total Liabilities ........................................................              379,602,348               331,279,725
                                                                                            -------------             -------------

   Commitments and contingencies - Notes 4, 5,
      7, 8, 9, 10, 11 and 12 ...................................................                     --                        --

   Shareholders' Equity:
      Shares of beneficial interest,
         100,000,000 shares authorized -
         3,999,800 Series A Convertible
         Preferred Shares, $.01 par value per share,
         liquidation preference $25 per share, issued
         and outstanding at December 31, 1996 and 1995; ........................                   39,998                    39,998
         2,300,000 Series B Preferred Shares, $.01
         par value per share, liquidation preference
         $25 per share, issued and outstanding at
         December 31, 1996 and 1995; ...........................................                   23,000                    23,000
         17,101,812 and 17,026,342 Common Shares, $.01
         par value per share, issued and outstanding at
         December 31, 1996 and 1995, respectively ..............................                  171,018                   170,264
      Paid in capital in excess of par .........................................              461,290,031               459,634,825
      Distributions in excess of net income - Note 10 ..........................              (78,284,695)              (55,284,084)
      Deferred compensation and shareholder loans
         receivable - Note 11 ..................................................               (6,553,126)               (6,225,391)
                                                                                            -------------             -------------

   Total Shareholders' Equity ..................................................              376,686,226               398,358,612
                                                                                            -------------             -------------

   Total Liabilities and Shareholders' Equity ..................................            $ 756,288,574             $ 729,638,337
/TABLE

                                        WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the Years Ended December 31,
                                                        --------------------------------------------------------------
                                                             1996                     1995                  1994
                                                        ----------------        -----------------      ---------------
REVENUE
   Rental income                                          $124,407,810             $123,566,442          $ 78,789,579
   Other income                                              5,730,658                5,441,497             3,340,899
   Interest income                                           1,682,935                2,224,263               663,429
                                                        ---------------          ---------------        --------------
      Total Revenue                                        131,821,403              131,232,202            82,793,907
                                                        ---------------          ---------------        --------------

EXPENSES
   Property operating and maintenance                       40,353,994               40,919,501            27,476,613
   Real estate taxes                                         9,881,577                9,595,845             5,869,684
   Depreciation and amortization                            26,564,838               26,912,423            17,535,935
   Property management                                       4,770,188                4,950,773             3,139,266
   Interest                                                 23,599,368               26,972,892            15,297,950
   General and administrative                                3,865,444                4,360,566             3,979,875
                                                        ---------------          ---------------        --------------
      Total Expenses                                       109,035,409              113,712,000            73,299,323

(Loss) on sale of investment communities                       (65,745)                (819,288)
(Loss) on joint venture communities                            (57,859)                (279,594)
                                                        ---------------          ---------------        --------------

Income before extraordinary items                           22,662,390               16,421,320             9,494,584

Extraordinary item - (loss) on early
   extinguishment of debt - Note 5                                                   (5,553,048)
                                                        ---------------          ---------------        --------------

Net income                                                  22,662,390               10,868,272             9,494,584

Preferred dividends                                         12,548,400                8,972,681             7,000,000
                                                        ---------------          ---------------        --------------

Net income available to common shareholders                $10,113,990               $1,895,591            $2,494,584
                                                        ===============          ===============        ==============

Income per common share before
   extraordinary items                                           $0.59                    $0.44                 $0.25
                                                        ===============          ===============        ==============

Net income per common share                                      $0.59                    $0.11                 $0.25
                                                        ===============          ===============        ==============

Weighted average number of common shares
   outstanding                                               17,056,882               16,937,731            10,070,278
                                                        ================         ================        ==============

Cash dividends declared per common share                          $1.94                    $1.92              $1.80
                                                        ================         ================        ==============

/TABLE

                                        WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      Series A                              Series B
                                                   Preferred Shares                       Preferred Shares
                                              ------------------------------       ------------------------------
                                                Shares             Amount            Shares             Amount
                                              -----------      -------------       -----------      -------------
JANUARY 1, 1994                                4,000,000      $  40,000
Repurchase of common
   shares
Private offering of common
   shares (net of issuance costs)
Issuance of common shares
   in connection with Holly
   Acquisition (net of issuance costs)
Shares issued pursuant to
   deferred compensation and
   shareholder loan plans
   - Note 11 (net of issuance costs)
Deferred compensation and
   shareholder loans receivable
Amortization of deferred
   compensation and shareholder
   loans receivable
Net income
Common dividends declared
Preferred dividends declared
                                             ------------    -----------       -----------      -------------
DECEMBER 31, 1994                              4,000,000         40,000
Public offering of Series B
   preferred shares (net of
   issuance costs)                                                              2,300,000        $   23,000
Shares issued pursuant to
   dividend reinvestment plan
   (net of issuance costs)
Conversion of Series A
   preferred shares into
   common shares                                   (200)            (2)
Net shares issued pursuant to
   deferred compensation and
   shareholder loan plans
   - Note 11 (net of issuance costs)
Deferred compensation and
   shareholder loans receivable
Amortization of deferred
   compensation and shareholder
   loans receivable
Net income
Common dividends declared
Preferred dividends declared
                                             ------------    -----------       -----------      -------------
DECEMBER 31, 1995                              3,999,800         39,998         2,300,000            23,000
Shares issued pursuant to
   dividend reinvestment plan
   (net of issuance costs)
Shares issued pursuant to
   exercised options
Net shares issued pursuant to
   deferred compensation and
   shareholder loan plans
   -Note 11 (net of issuance costs)
Deferred compensation and
   shareholder loans receivable
Amortization and repayment
   of shareholder loans receivable
Net income
Common dividends declared
Preferred dividends declared
                                             ------------    -----------       -----------      -------------
DECEMBER 31, 1996                              3,999,800      $  39,998         2,300,000         $   23,000
                                             ============    ===========       ===========      =============
/TABLE

                                        WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (Continued)


                                                     Common Shares                        Distributions             Total
                                            -------------------------      Paid-in         in Excess of          Shareholders'
                                                Shares        Amount       Capital         Net Income               Equity
                                            -----------   -----------    -------------    ----------------       -------------
JANUARY 1, 1994                               9,206,712   $    92,067    $246,058,566     $  (6,415,449)         $ 239,775,184
Repurchase of common
   shares                                      (13,819)         (138)       (347,548)                                 (347,686)
Private offering of common
   shares (net of issuance costs)             1,550,000        15,500      30,887,605                               30,903,105
Issuance of common shares
   in connection with Holly
   Acquisition (net of issuance costs)        5,985,168        59,852     119,143,508                              119,203,360
Shares issued pursuant to
   deferred compensation and
   shareholder loan plans
   - Note 11 (net of issuance costs)            181,250         1,812       3,521,625                                3,523,437
Deferred compensation and
   shareholder loans receivable                                           (3,523,437)                               (3,523,437)
Amortization of deferred
   compensation and shareholder
   loans receivable                                                           343,749                                  343,749
Net income                                                                                     9,494,584             9,494,584
Common dividends declared                                                                   (20,717,098)           (20,717,098)
Preferred dividends declared                                                                 (7,000,000)            (7,000,000)
                                            -----------   -----------    -------------    ----------------       -------------

DECEMBER 31, 1994                            16,909,311       169,093     396,084,068       (24,637,963)           371,655,198
Public offering of Series B
   preferred shares (net of
   issuance costs)                                                         55,231,512                               55,254,512
Shares issued pursuant to
   dividend reinvestment plan
   (net of issuance costs)                       81,376           814       1,584,562                                1,585,376
Conversion of Series A
   preferred shares into
   common shares                                    162             2                                                    --
Net shares issued pursuant to
   deferred compensation and
   shareholder loan plans
   - Note 11 (net of issuance costs)             35,493           355         864,370                                  864,725
Deferred compensation and
   shareholder loans receivable                                             (875,000)                                 (875,000)
Amortization of deferred
   compensation and shareholder
   loans receivable                                                           519,922                                  519,922
Net income                                                                                    10,868,272            10,868,272
Common dividends declared                                                                   (32,541,712)           (32,541,712)
Preferred dividends declared                                                                 (8,972,681)            (8,972,681)
                                            ------------  -----------    -------------    ----------------       -------------
DECEMBER 31, 1995                            17,026,342       170,264     453,409,434       (55,284,084)           398,358,612
Shares issued pursuant to
   dividend reinvestment plan
   (net of issuance costs)                       28,026           280          597,342                                  597,622
Shares issued pursuant to
   exercised options                                500             5           9,465                                    9,470
Net shares issued pursuant to
   deferred compensation and
   shareholder loan plans
   -Note 11 (net of issuance costs)              46,944           469        1,235,899                                1,236,368
Deferred compensation and
   shareholder loans receivable                                            (1,250,000)                              (1,250,000)
Amortization and repayment of
    shareholder loans receivable                                                                  734,765              734,765
Net income                                                                                     22,662,390           22,662,390
Common dividends declared                                                                     (33,114,601)         (33,114,601)
Preferred dividends declared                                                                  (12,548,400)         (12,548,400)
                                            -----------   -----------    -------------    ----------------       -------------
DECEMBER 31, 1996                            17,101,812    $ 171,018      $454,736,905       $(78,284,695)       $ 376,686,226
                                            -----------   -----------    -------------    ----------------       -------------

                                        WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                ----------------------------------------------------------------
                                                                         1996                1995                   1994
                                                                ------------------     ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $      22,662,390      $     10,868,272      $        9,494,584
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                 27,479,653            29,966,707              20,437,548
         Loss on sale of investment communities                            65,745               819,288                      --
         Loss on early extinguishment of debt                                  --             5,553,048                      --
         Decrease (increase) in assets
            Escrow cash                                                   123,686             1,461,324                (381,590)
            Debt service and construction reserve                       5,126,044           (10,580,819)               (258,635)
            Rent receivables                                             (410,169)              358,678                (672,671)
            Prepaid and other assets                                      817,683              (787,832)             (1,244,275)
         (Decrease) increase in liabilities
            Accounts payable                                           (2,046,244)            1,824,210                 770,939
            Accrued expenses and other liabilities                      1,260,036             2,252,959               5,787,321
            Security deposits                                             127,378                30,173               1,811,208
                                                                ------------------ ---------------------    --------------------
         Net cash provided by operating activities                     55,206,202            41,766,008              35,744,429
                                                                ------------------ ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate assets                                  (49,392,852)          (28,166,487)            (87,044,798)
   Investment in note receivable                                      (17,800,000)                   --
   Proceeds from sale of real estate assets                             1,567,351            35,511,101                      --
                                                                ------------------ ---------------------    --------------------
         Net cash provided by (used in) investing activities          (65,625,501)             7,344,614            (87,044,798)
                                                                ------------------ ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of deferred financing costs                                   (730,635)            (4,637,168)             (4,014,601)
   Proceeds from sale of rate protection agreements                            --              3,055,500                      --
   Proceeds from mortgage notes payable                                        --             15,549,971              21,581,450
   Proceeds from senior unsecured notes                                25,000,000            223,205,050                      --
   Proceeds (payment) from credit facilities                           18,075,000           (140,000,000)            140,000,000
   Principal payments on mortgage notes                                (5,625,154)          (146,090,053)           (132,808,320)
   Prepayment premium on mortgage notes                                        --             (1,178,966)                     --
   Distributions to shareholders                                      (45,539,507)           (39,563,528)            (23,197,125)
   Proceeds from dividend reinvestment plan                               597,622              1,585,376                      --
   Proceeds from exercise of options                                        9,470                     --                      --
   Proceeds from offerings of common shares                                    --                     --               30,903,105
   Proceeds from offerings of preferred shares                                 --             55,254,512                       --
   Repurchase of common shares                                                 --                     --                 (347,686)
                                                                ------------------ ----------------------     --------------------
         Net cash provided by (used in) financing activities           (8,213,204)           (32,819,306)              32,116,823
                                                                ------------------ ----------------------     --------------------
Net increase (decrease) in cash and cash
   equivalents                                                        (18,632,503)            16,291,316             (19,183,546)
Cash and cash equivalents, beginning of year                           29,444,008             13,152,692              32,336,238
                                                                ------------------ ---------------------     --------------------
Cash and cash equivalents, end of year                          $      10,811,505      $      29,444,008       $      13,152,692
                                                                ================== =====================     ====================

SUPPLEMENTAL INFORMATION:
   Cash paid during the year for interest                       $      24,354,749      $      19,627,141        $      12,061,431
   Fourth quarter dividends declared                            $      11,433,547      $      11,310,053        $       9,359,190

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Purchase money and other mortgage notes
      assumed, and common shares issued, in
      connection with the acquisition of certain
      multifamily communities and other assets:
   Cost of assets acquired                                      $      17,512,162      $             --          $     434,779,640
   Value of common shares issued                                               --                    --               (119,203,360)
   Cash paid                                                           (6,312,162)                   --                (66,594,551)
                                                                ------------------     -----------------        -------------------
   Purchase money and other mortgage notes                      $      11,200,000      $             --          $     248,981,729
                                                                ==================     ==================       ===================



             WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                                   NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS


(1)   Organization and Business

      Wellsford Residential Property Trust was organized on July 21, 1992 as a Maryland real estate investment trust ("REIT"). Wellsford Residential Property Trust and its subsidiaries (the "Company") is a fully integrated and self-administered equity REIT engaged in the acquisition, development and operation of multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At December 31, 1996, the Company owned 72 multifamily communities containing 19,004 apartment units (the "Communities").

      In December 1994, the Company consummated a merger (the "Holly Acquisition") with Holly Residential Properties, Inc. ("Holly"), a public REIT which owned and operated 34 multifamily communities containing 5,223 apartment units located in the Puget Sound region of the State of Washington (the "Holly Communities"). The merger was financed through the issuance of approximately six million common shares and the assumption of approximately $129.7 million of mortgage notes.

(2)   Summary of Significant Accounting Policies

      Principles of Consolidation and Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of Wellsford Residential Property Trust and its wholly-owned subsidiaries. Investments in partnerships where the Company does not have a controlling interest are accounted for under the equity method. All significant inter-company accounts and transactions among Wellsford Residential Property Trust and its subsidiaries have been eliminated in consolidation.

      The Holly Acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16.

      Income Recognition. Residential communities are leased under operating leases with terms generally one year or less. Rental revenue is recognized monthly as it is earned.

      Cash and Cash Equivalents. The Company considers all demand and money market accounts and short term investments in government funds with an original maturity of three months or less to be cash and cash equivalents.

      Real Estate and Depreciation. Costs directly related to the acquisition and improvement of real estate are capitalized, including all improvements identified during the underwriting of a community acquisition. Only those expenditures which generally do not recur annually and/or that will increase the revenue potential of a property or substantially extend its useful life are capitalized.

      Ordinary repairs and maintenance are expensed as incurred. Expenditures for painting, and replacement of items such as carpets, appliances and blinds are generally expensed; major replacements and betterments are capitalized and depreciated over their estimated useful lives.

      Depreciation is computed over the expected useful lives of depreciable property on a straight line basis, principally 25 years for buildings and improvements and 5 to 12 years for furnishings and equipment. Depreciation expense was $25.6 million in 1996.

      In 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's consolidated financial statements.

      Mortgage Note Receivable Impairment. The Company considers a note impaired if, based on current information and events, it is probable that all amounts due under the note agreement are not collectable. Impairment is measured based upon the fair value of the underlying collateral. No impairment has been recorded through December 31, 1996.

      Financing Costs. The Company has incurred costs relating to certain financings, refinancings and credit facilities (Notes 5, 6, 7 and 8). Financing and refinancing costs are capitalized and amortized over the term of the related loan under the interest method. Credit facility fees are capitalized and amortized over the term of the commitment on a straight-line basis.

      Interest Rate Protection Agreements. In November 1992, the Company acquired a four-year interest rate protection agreement for $1.9 million with a notional amount of $56.5 million. In connection with the Holly Acquisition, the Company acquired an interest rate protection agreement
      valued at $9.1 million.   The costs of these interest rate protection
      agreements were amortized over the life of the agreements into interest expense using an effective yield method.

      Share Based Compensation. SFAS 123 "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for share based compensation plans, including share options. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. However, registrants may elect to continue accounting for share option plans under Accounting Principles Board ("APB") 25, but are required to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted (see Note 11). Because the Company has elected to continue to account for its share based compensation plans under APB 25, there has been no impact on the Company's consolidated financial statements resulting from SFAS 123.

      Income Taxes. The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

      In connection with the Company's initial public offering, the tax basis of the real estate assets has been recorded based upon the value of the consideration paid by the Company.

      In connection with the Holly Acquisition, the tax basis of the real assets has been recorded based on Holly's tax basis. Accordingly, the tax basis of the real estate assets exceeds the book basis by approximately $60.5 million.

      Per Share Data. Earnings per common share are computed based upon the weighted average number of common shares outstanding during the period and after giving effect for the payment of dividends on the Company's preferred shares.

      Primary earnings per common share are based upon the weighted average number of such shares and the assumed equivalent shares outstanding during the period. The assumed exercise of outstanding share options, using the treasury stock method, is not materially dilutive and such amounts are not presented.

      Fully diluted earnings per common share are based upon the increased number of common shares that would be outstanding assuming the exercise of common share options and the conversion of the convertible preferred shares. Since fully diluted earnings per share amounts are anti-dilutive, such amounts are not presented.

      Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)   Restricted Cash

      Restricted cash primarily consists of escrow deposits for real estate taxes and security deposits, and debt service and construction reserve balances. At December 31, 1996 and 1995, escrow deposits amounted to $1,131,401 and $1,255,087, respectively, and reserve balances amounted to $6,535,197 and $11,661,241, respectively.

(4)   Multifamily Communities and Mortgage Note Receivable

      At December 31, 1993, the Company owned 32 communities containing a total of 9,125 apartment units.

      In 1994, the Company acquired two multifamily communities in Phoenix, Arizona and a multifamily community in Tucson, Arizona, containing 1,092 apartment units for an aggregate purchase price of approximately $67.3 million. The Company also acquired a portfolio of eight multifamily communities in Tulsa, Oklahoma and six multifamily communities in Oklahoma City, Oklahoma, containing 5,101 apartment units for an aggregate purchase price of approximately $133 million.

      In 1994, the Company also acquired the Holly Communities for approximately $254.9 million.

      In 1995, the Company combined the operations of two of its Tacoma, Washington communities into one community known as Ridgetop, consisting of 221 apartment units.

      In 1995, the Company sold four of its Oklahoma communities containing a total of 1,980 apartment units for an aggregate of $36.7 million.
      The Company also sold three of its Washington communities containing a total of 265 apartment units for an aggregate of approximately $10.1 million. The Company held a 50% interest in two of these communities.

      In December 1996, the Company sold two of its Communities located in Washington, containing a total of 120 units, and received net proceeds of $1.6 million after paying $0.8 million of related incentive compensation to certain officers of the Company. The Company held a 50% interest in one of the sold communities.

      In July 1996, the Company originated a $17.8 million mortgage on a 344 unit, newly constructed community in Tucson, Arizona known as Sonterra at Williams Centre (the "Sonterra Mortgage"). The Sonterra Mortgage is due in July 1999 and bears interest at 9% per annum. The Company has the exclusive option to purchase the community for approximately $20.5 million through December 1997 and approximately $21 million during 1998. The fair market value of the company's note receivable, estimated by using a discounted cash flow analysis, approximates the carrying amount.

      In April 1996, the Company, through a wholly-owned subsidiary, acquired Marks West, a multifamily community containing 280 units located in Denver, Colorado, for approximately $18 million. The community's operations have been combined with those of The Marks, an existing community located contiguous to Marks West.

      In October 1996, the Company completed two development projects. The Village at Bear Creek II, a Denver, Colorado apartment community contiguous to the Company's existing Bear Creek community, contains 216 units and was developed at a cost of $18.8 million, including satisfaction of the developer's fixed price contract. The operations of the two Bear Creek communities have been combined. Seeley Lake III, a Tacoma, Washington apartment community developed as an expansion to the Company's Village at Seeley Lake community, contains 182 units and was developed at a cost of $9.5 million.

      In December 1996, the Company completed its Summit at Lake Union development project located in Seattle, Washington and containing 150 units at a cost of approximately $16.5 million.

      The Company currently has two multifamily projects under development totaling 760 apartment units (collectively, the "Development Communities"). The Company expects to fund the construction of its Development Communities from its working capital and with proceeds from the Bank of Boston Credit Facility (Note 7) and a $14.8 million tax exempt mortgage (Note 5). The Development Communities are being developed pursuant to fixed-price contracts and are estimated to cost approximately $76.1 million in total, including certain development and incentive fees payable to the developer. The Company is committed to purchase 100% of these projects upon completion and the achievement of certain occupancy levels. During the year ended December 31, 1996, the Company capitalized $2.3 million of interest to the Development Communities and to certain development projects which were completed during the year, as described above.

(5)   Mortgage Notes Payable

     Mortgage notes payable at December 31, 1996 and 1995 aggregated $82.7 million and $77.1 million, respectively, and were collateralized by six and eight multifamily communities, respectively (plus one development project). At December 31, 1996 and 1995, mortgage notes payable net of discounts consist of the following:

                                           Stated               Balance
     Community            Maturity        Interest      -----------------------
-
     Securing Debt          Date            Rate         12/31/96      12/31/95
     -------------        ---------       ---------     ----------    ---------
-
                                                          (000s)        (000s)

The Pointe @ South Mt.    03/2000         8.00%    (A)   $12,900        $12,900
Parkwood East             Repaid 01/1996  9.625%        --                4,928
Crown Court               11/1997         9.05%            5,679          5,767
The Hamptons              11/2001         8.48%            6,100          6,100
Merrill Creek             11/1998         8.00%            5,659          5,738
Palomino Park (B)         12/2035         Variable (C)    14,755         14,755
Ironwood @ the Ranch (B)  12/2019         Average 7.34%    6,070          6,150
The Marks East (B)        12/2018         6.00%           10,125         10,337
Warwick Station (B)       12/2018         6.00%           10,243         10,462
Marks West tax exempt
 bonds                    12/2026         6.65%           11,200             --
                                                         -------        -------
                                                         $82,731        $77,137
                                                         =======        =======

(A)  7.5% before May 1, 1996.
(B)  Mortgage secures tax exempt bonds.
(C) Rate approximates the Standard & Poor's / J.J. Kenney index for short-term high grade tax-exempt bonds (currently 3.65%).

     During 1995 the Company recognized an extraordinary loss of $5.6 million from the early extinguishment of debt. The loss was primarily attributable to a 1% prepayment penalty incurred for the retirement of certain debt assumed in the Holly Acquisition and a non-cash charge for the sale of the related interest rate protection agreement.

     The tax-exempt bonds which are secured by the Palomino Park mortgage are backed by a letter of credit from a AAA rated financial institution. The Company has guaranteed the reimbursement of the financial institution in the event that the letter of credit is drawn upon.

     The fair market value of the fixed rate mortgage notes, estimated by discounting cash flows and adjusting the results for subjective factors including loan to value ratios, approximates the carrying amount of the mortgage notes. The fair market value of the variable rate mortgage notes is considered to be the carrying amount.


(6)  Convertible Note Payable

     In connection with its initial public offering, the Company issued a $56.5 million convertible note (the "Convertible Note") in modification of approximately $56.5 million of non-recourse participating mortgage notes secured by liens on nine of the Communities. The holder of the Convertible Note was General Electric Capital Corporation ("GECC"). Interest on the Convertible Note was payable quarterly at an adjustable rate equal to LIBOR plus 1.75% until the second anniversary of its issuance and thereafter at a rate equal to LIBOR plus 3.75%.

(7)  Credit Facilities

     In June 1995, the Company modified its $150 million revolving credit facility from The First National Bank of Boston (the "Bank of Boston Credit Facility") to reduce the interest rate on advances under the facility to LIBOR + 1.50% and eliminate the need for communities to serve as collateral for such borrowings. Proceeds from the Bank of Boston Credit Facility may be used to provide short-term financing for acquisitions, development, capital expenditures, repayment of indebtedness and related expenditures. All outstanding borrowings under the Bank of Boston Credit Facility will be due and payable on June 30, 1998 with a provision for annual one year extensions subject to bank approval. The Company is obligated to pay a fee equal to one-quarter of one percent (.25%) per annum on the average daily amount of the unused portion of the commitment during the revolving loan period. Borrowings under the facility will bear interest at either (i) The First National Bank of Boston's base rate (which is substantially similar to the prime rate) or
     (ii) 1.50% per annum above the Eurodollar Rate (which is substantially similar to LIBOR), at the Company's option. The average interest rate on the Bank of Boston Credit Facility during 1996 and 1995 was 6.9% and 7.9%, respectively.

     The Bank of Boston Credit Facility is a recourse obligation of the Company. The Bank of Boston Credit Facility contains various customary loan covenants, and requires the Company to maintain its status as a REIT, to maintain a ratio of total consolidated liabilities to total consolidated assets of not more than 0.55 to 1, to maintain a ratio of total consolidated secured debt to gross consolidated real estate assets of not more than 0.4 to 1, to maintain a ratio of total consolidated unencumbered operating real estate assets to total consolidated unsecured debt of not less than 1.8 to 1, and to maintain an overall debt service coverage ratio of at least 2 to 1. The facility also limits the number of development projects the Company may undertake. The Bank of Boston Credit Facility is cross-defaulted with respect to certain other borrowings of
     the Company.   As of December 31, 1996 $18.1 million was outstanding on
     the Bank of Boston Credit Facility, leaving $131.9 million undrawn.

     In 1994, the Company terminated its $45 million credit facility with GECC (the "GECC Credit Facility"). In connection with any advance under the GECC Credit Facility, the Company was obligated to pay an advance fee equal to 1% of the amount of such borrowing. Borrowings under the facility bore interest at an adjustable rate equal to LIBOR plus 2.50%, payable monthly.

     In connection with the Holly Acquisition, the Company assumed two unsecured credit facilities from Key Bank of Washington which bore interest at Key Bank's prime rate plus one percent (1%). Both of these facilities were repaid and terminated in February 1995.

     The fair market value of the credit facilities is considered to be the carrying amount.

(8)  Senior Unsecured Notes

     In January 1995, the Company sold $100 million of 9.375% investment grade senior unsecured notes due February 1, 2002 (the "2002 Notes"). The 2002 Notes were priced at 99.396% to yield 9.495% and have an effective interest cost to the Company of 9.65% after giving effect to an interest rate protection agreement. The 2002 Notes, which are rated Baa3 by Moody's and BBB by Standard & Poor's and Duff & Phelps, are redeemable at any time after February 1, 2000, at the option of the Company, subject to certain make whole provisions as defined in the 2002 Notes. The net proceeds from the sale of the 2002 Notes were used to prepay the remaining balance of a mortgage on five Oklahoma communities and to repay a portion of the Bank of Boston Credit Facility.

     In August 1995, the Company sold $125 million of investment grade senior unsecured notes, which are rated Baa3 by Moody's and BBB by Standard & Poor's and Duff & Phelps. $55 million of these notes (the "2000 Notes") bear interest at 7.25%, are due on August 15, 2000, and were priced at 99.381% to yield 7.40%. $70 million of these notes (the "2005 Notes") bear interest at 7.75%, are due on August 15, 2005, and were priced at 98.785% to yield 7.93%. The 2005 Notes are redeemable at any time after August 24, 2002, at the option of the Company, subject to certain make whole provisions as defined in the 2005 Notes. The net proceeds from the sale of the 2000 Notes and the 2005 Notes were used to repay the outstanding balances of the Bank of Boston Credit Facility and certain debt assumed in the Holly Acquisition.

     In November 1996, the Company sold $25 million of investment grade senior unsecured notes (the "1999 Notes"), which are rated Baa3 by Moody's and BBB by Standard & Poor's and Duff & Phelps. The 1999 Notes bear interest at LIBOR plus 0.32%, are due in November 1999 and are redeemable beginning in November 1997. The net proceeds from the sale of the 1999 Notes were used to repay amounts outstanding under the Bank of Boston Credit Facility.

     The 1999 Notes, 2000 Notes, 2002 Notes, and 2005 Notes contain various customary loan covenants, and also require the Company to maintain its status as a REIT, to maintain a ratio of total consolidated debt to total consolidated assets of not more than 0.6 to 1, to maintain a ratio of total consolidated secured debt to total consolidated assets of not more than 0.4 to 1, to maintain a ratio of total consolidated unencumbered assets to total consolidated unsecured debt of not less than 1.5 to 1, and to maintain an overall debt service coverage ratio of not less than 1.5 to 1.

     The fair market value of the senior unsecured notes, determined by reference to various market data, aggregates approximately $260.8 million at December 31, 1996.

     The Company's long-term debt obligations, including the mortgage notes payable (Note 5), the credit facilities (Note 7), and the senior unsecured notes, as of December 31, 1996, require aggregate principal (or principal sinking fund, as applicable) payments (before giving effect to applicable discounts) as follows:

                        Year               Amount
                    ------------         -----------

                    1997              $   6.3 million
                    1998                 24.2 million
                    1999                 25.6 million
                    2000                 68.6 million
                    2001                  6.8 million
                    Thereafter        $ 219.7 million


(9)  Transactions With Affiliates

     In connection with the Holly Acquisition, the Company entered into a two-year consulting agreement with David M. Kelley, the brother of the Company's Vice Chairman, Daniel M. Kelley. Under the agreement, David Kelley consulted with and advised the Company with respect to the construction of certain development projects in the Puget Sound region of the State of Washington and received an annual consulting fee of $170,000.
      In addition, pursuant to the merger agreement with Holly, David Kelley was granted options to purchase 100,000 common shares at an exercise price of $21 per share.

     In connection with the construction by the Company of one of its development projects, a construction management contract was entered into with DRK Development, Inc. ("DRK"), the stock of which is owned solely by
     D. Reed Kelley, the nephew of Daniel M. Kelley. During 1996 and 1995, DRK was paid $89,600 and $132,000, respectively, under this contract.

(10) Shareholders' Equity

     The Company has 3,999,800 shares of Series A Cumulative Convertible Preferred Shares ("Series A Preferred Shares") outstanding. The rating on the Series A Preferred Shares was upgraded to an investment grade level of BBB- by both Standard & Poor's and Duff & Phelps in August 1995. The holders of the Series A Preferred Shares are entitled to an annual cash distribution of $1.75 per share, payable quarterly, and a liquidation preference of $25 per share plus accrued and unpaid distributions. The Series A Preferred Shares are convertible at any time at the option of the holder at a conversion rate of approximately .8122 common shares for each Series A Preferred Share. The Series A Preferred Shares are not redeemable prior to November 1, 1998. On or after November 1, 1998, the Series A Preferred Shares can be redeemed, in whole or in part, at the option of the Company, at an initial conversion rate of $25.875 per share and thereafter at prices declining to $25 per share on and after November 1, 2003.

     In August 1994, the Company completed a private offering to domestic and foreign institutional investors of 1,550,000 common shares of beneficial interest at $21 per share. The net proceeds from this offering were approximately $31 million and were used for the repayment of certain adjustable rate debt. These shares were registered for trading in January, 1995.

     In connection with the Holly Acquisition, the Company issued 5,985,168 common shares of beneficial interest at $20 per share in exchange for all of the outstanding common shares of Holly.

     In April 1995, the Company implemented a dividend reinvestment and share purchase plan (the "DRIP"). One million common shares have been allocated for the DRIP. This plan allows shareholders to acquire additional shares by automatically reinvesting dividends and making optional cash payments. During 1996 and 1995, the Company issued 28,026 and 81,376 new common shares, respectively, to shareholders who elected to participate in this plan at an average price of $21.62 and $20.74 per share, respectively.

     In August 1995, the Company issued 2,300,000 Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") at $25 per share. The Series B Preferred Shares carry an investment grade rating of BBB- from both Standard & Poor's and Duff & Phelps and are rated Ba1 by Moody's. The holders of the Series B Preferred Shares are entitled to an annual cash distribution of $2.4125 per share, payable quarterly, and a liquidation preference of $25 per share plus accrued and unpaid distributions. The Series B Preferred Shares are not redeemable prior to August 24, 2000. On or after August 24, 2000, the Series B Preferred Shares can be redeemed, in whole or in part, at the option of the Company, at a redemption price of $25 per share. The Series B Preferred Shares rank pari passu with the Company's Series A Preferred Shares.

     In 1996, the Company made quarterly distributions of $.485 per share ($1.94 annually) to the holders of its common shares.

     As described in Note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of dividends to its shareholders, at least 95% of its taxable income. In reporting periods where taxable income exceeds net income, shareholders' equity will be reduced by the distributions in excess of net income in such period; and will be increased by the excess of net income over distributions in reporting periods where net income exceeds taxable income. For tax reporting purposes, a portion of the dividends declared during the years ended December 31, 1996, 1995 and 1994 represents a return of capital.


     For federal income tax purposes, the following summarizes the taxability of dividends paid in 1996:

                          Common Shares               Preferred Shares
                    --------------------------   --------------------------
                       Dividend     Percentage      Dividend     Percentage
                    --------------- ----------   --------------  ----------
Ordinary Income     $19.15 million     57.83%    $12.55 million    100.00%
Return of Capital    13.96 million     42.17%        --              --
                    --------------  ---------    --------------  ---------
                    $33.11 million    100.00%    $12.55 million    100.00%
                    ==============  =========    ==============  =========

(11) Share Option Plan, Loans to Shareholders and Deferred Compensation

     The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company's trustees, officers and employees. The Company has established Share Option Plans (the "Option Plans") which reserved 1,332,900 common shares for issuance under the Option Plans. Options granted under the Option Plans expire ten years from the date of grant and contain certain share appreciation rights and the right to receive reload options under certain conditions. At December 31, 1996, 634,540 of the Company's outstanding options are exercisable. Options outstanding for the periods ended December 31, 1996 and 1995 are as follows:

     December 31, 1995 (issued between $18.94 and $29.38 per share)   1,043,025
     Issued in 1996 (at $21.69 per share)                                23,750
     Exercised in 1996 (at $18.94 per share)                              (500)
     Forfeited in 1996                                                 (61,950)
     Expired in 1996                                                        --
                                                                      ---------
     December 31, 1996 (weighted average exercise price of $21.94)    1,004,325
                                                                      =========

     Pursuant to SFAS 123, described in Note 2, the pro forma 1996 and 1995 net income available to common shareholders as if the fair value approach to accounting for share-based compensation had been applied would be $10.1 million and $1.7 million, respectively, or $0.59 and $0.10 per common share, respectively. The 1996 proforma amounts just described do not differ materially from the actual amounts reported. The fair values of the options used in calculating these amounts were calculated using the Black-Scholes option pricing model and the following assumptions: (i) a risk-free interest rate of 6.29% and 5.59% in 1996 and 1995, respectively,
     (ii) an expected life of 10 years, (iii) an expected volatility of 12% and 16% in 1996 and 1995, respectively, and (iv) expected dividends of $1.94 per common share per year. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected share price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

     In December 1993, five shareholders who are officers of the Company purchased 52,131 of the Company's common shares at the average market price of $26.375 per share. In December 1994, seven shareholders who are officers of the Company purchased 181,250 of the Company's common shares
     at the average market price of approximately $19.44 per share.   In
     December 1995, four shareholders who are officers of the Company purchased 38,462 of the Company's common shares at the average market price of approximately $22.75 per share. In September 1996, three shareholders who are officers of the Company purchased 54,052 of the Company's common shares at the average market price of approximately $23.125 per share.
     The Company financed these purchases with loans that are secured by the shares, bear no interest and mature in ten years. One twentieth of each loan will be forgiven each year for ten years so long as the officer is still employed by the Company. Approximately $254,687 of these loans were forgiven during 1996, which is included in general and administrative expense.

     In December 1995, one of these officers retired from the Company effective February 1996. At such time, the shares securing the $59,375 balance of his loans were returned to the Company. In September 1996, one of these officers resigned from the Company. At such time, the shares securing the $112,500 balance of his loans were returned to the Company. The remaining $480,079 balance of his loans was repaid to the Company in January 1997.

     In December 1993, the Company granted 52,131 restricted common shares to its officers. The grants were to vest, and become unrestricted, ratably over a five year period on each anniversary of the share grant assuming that each recipient is employed by the Company on such anniversary, and assuming that the Company has achieved certain annual performance requirements based upon growth in its Funds from Operations. None of these shares vested and became unrestricted during 1996. The remaining unvested shares will vest and become unrestricted ratably over the next two years on each anniversary of the share grant, assuming that the aforementioned conditions are met. This results in a maximum annual vesting of $375,000.

     In September 1996, one of these officers resigned from the Company. At such time, his 2,843 unvested shares were returned to the Company.

(12) Commitments and Contingencies

     Two of the communities transferred to the Company, Countryside and The Overlook (the "San Antonio Communities"), were transferred subject to existing contract rights between the Company and affiliates of Laramie Associates (collectively, "Laramie") which are unaffiliated with the Company. Pursuant to these contracts, Laramie has certain rights relating to a subsequent sale of each of the San Antonio Communities, including a right of first refusal to match a bona fide third party offer. In addition, Laramie could receive 1% of annual net cash flow from operations of the San Antonio Communities and 15% to 20% of net proceeds from sales of such San Antonio Communities based upon the achievement of certain levels of cash flow from operations, none of which were achieved during 1996, subordinated to significant priorities in favor of the Company.

     The Company has entered into employment agreements with each of its officers. Such agreements are for terms which expire between December 1997 and December 1998, and provide for aggregate annual base salaries of $1.1 million and $0.9 million in 1997 and 1998, respectively.

     As a commercial real estate owner, the Company is subject to potential environmental costs. At this point in time, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company's financial position or future results of operations.

     In 1994 the Company adopted a defined contribution savings plan pursuant to Section 401 of the Internal Revenue Code. Under such a plan there are no prior service costs. All employees are eligible to participate in the plan after one year of service. Employer contributions are made based on a discretionary amount determined by the Company's management. Employer contributions, if any, are based upon the amount contributed by an employee. During 1996, 1995 and 1994 the Company made contributions of approximately $42,000, $29,000 and $5,400, respectively.

(13) Recent Developments

     The Company has entered into an Agreement and Plan of Merger, dated as of January 16, 1997 (the "Agreement"), with Equity Residential Properties Trust ("EQR"). The Agreement provides for the exchange of all of the outstanding common shares of the Company for common shares of the surviving trust, at an exchange ratio of 0.625 common shares of the surviving trust for each common share of the Company (the "Merger").

     The Company has entered into contracts on five commercial office properties (the "Commercial Properties") for $47.6 million in aggregate, and has closed on four of the properties subsequent to December 31, 1996. The aggregate purchase price for the Commercial Properties includes approximately $2.25 million in value of common shares of Wellsford Real Properties, Inc. ("WRP Newco") to be issued to an entity in consideration for the assignment of the purchase contracts entered into by such entity. Upon liquidation of such entity, each of the Chairman of the Board and President of the Company, Messrs. Lynford and Lowenthal, will receive approximately 16.4% of such shares, and the wife of Mark Germain, a trustee of the Company, will receive approximately 13.8% of such shares. Each are owners of such entities.

     Immediately prior to the Merger, and subject to the satisfaction or waiver of all conditions thereto, the Company will contribute certain of its assets, including the Commercial Properties, and certain of its liabilities to its subsidiary (formed in 1997), WRP Newco, and distribute to its common shareholders, on a pro rata basis, all of the shares it owns in WRP Newco.

     The Merger is subject to the approval of the common shareholders of both EQR and the Company and other conditions.

(14) Unaudited Summarized Consolidated Quarterly Information

     Summarized consolidated quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:

                                       Three Months Ended (Unaudited)
                           ----------------------------------------------------
                           December 31   September 30   June 30      March 31
                           -----------   ------------  -----------  -----------
    1996
_____________

Revenue                    $34,669,041   $32,752,665  $32,360,211  $32,039,486
Expenses                    28,909,883    27,020,853   26,797,059   26,365,473
Gain (loss) on sale
  of communities               (65,745)           --           --           --
                           -----------   -----------  -----------  -----------
Net income (loss)            5,693,413     5,731,812    5,563,152    5,674,013
Preferred dividends          3,137,100     3,137,100    3,137,100    3,137,100
                           -----------   -----------  -----------  -----------
Net income (loss)
  available for common
  shareholders             $ 2,556,313   $ 2,594,712  $ 2,426,052  $ 2,536,913
                           ===========   ===========  ===========  ===========
Net income (loss)
  per common share         $      0.15   $      0.15   $     0.14   $     0.15
                           ===========   ===========  ===========  ===========
Weighted average
  number of common
  shares outstanding        17,104,096    17,053,683   17,038,158   17,031,108
                           ===========   ===========  ===========  ===========

                                       Three Months Ended (Unaudited)
                           ----------------------------------------------------
                           December 31   September 30   June 30      March 31
                           -----------   ------------  -----------  -----------
    1995
_____________
Revenue                    $33,169,285   $32,666,357  $32,654,707  $32,741,853
Expenses                    27,684,240    28,927,920   28,636,040   28,743,394
Gain (loss) on sale
  of communities            (1,335,057)    (162,849)      678,618           --
(Loss) on early
  extinguishment of debt     (423,684)   (5,129,364)           --           --
                           -----------  ------------  -----------  -----------
Net income (loss)            3,726,304   (1,553,776)    4,697,285    3,998,459
Preferred dividends          3,137,101     2,335,580    1,750,000    1,750,000
Net income (loss)
  available for common
  shareholders             $   589,203  $(3,889,356)  $ 2,947,285  $ 2,248,459
                           ===========   ===========  ===========  ===========
Net income (loss)
  per common share         $      0.03  $     (0.23)  $      0.18  $      0.13
                           ===========   ===========  ===========  ===========
Weighted average
  number of common
  shares outstanding        16,987,603    16,944,495   16,909,403   16,909,311
                           ===========   ===========  ===========  ===========


                                                                                               December 31, 1996
                                                                                          ------------------------------
                                                                                                Initial Cost (b)
                                                                                          ------------------------------
                                     Date                               Year     # of                Bldgs &
    Property Name                  Acquired        Location             Built    Units      Land     Improve     Total
-----------------------------      --------  ------------------------   -----    -----    --------  ---------  ---------


Countryside                          1/88    San Antonio, TX            1980       220        $742     $3,187     $3,929
Colinas Pointe                       6/88    Denver, CO                 1986       272       1,224      6,292      7,516
The Overlook                    10/88&10/89  San Antonio, TX            1985       411       1,792      7,306      9,098
The Village at Bear Creek (B)        12/88   Denver, CO                 1987       472       3,912     23,965     27,877
Waterford                            6/89    San Antonio, TX            1983       133         500      2,154      2,654
Trails End                           6/89    San Antonio, TX            1983       308       1,000      6,075      7,075
Springs of Country Woods             11/89   Salt Lake City, UT         1982       590       1,700     15,448     17,148
Settlers Point                       3/90    Salt Lake City, UT         1986       288         700      5,977      6,677
Villas of Oak Creste                 9/90    San Antonio, TX            1979       280         824      4,062      4,886
Burn Brae                            9/90    Dallas, TX                 1984       282       1,507      5,627      7,134
Cimarron Ridge                       9/90    Denver, CO                 1984       296         825      5,507      6,332
Copperfield                          9/90    San Antonio, TX            1980       258       1,144      4,518      5,662
Highland Point                       9/90    Denver, CO                 1984       318         965      5,900      6,865
Sterling Point                       9/90    Denver, CO                 1979       143         605      3,100      3,705
Skyline Gateway                      4/91    Tucson, AZ                 1985       246         738      5,363      6,101
Quail Cove                           8/91    Salt Lake City, UT         1987       420       1,785      9,849     11,634
Reflections at the Lakes             9/92    Las Vegas, NV              1989       326       2,016     11,424     13,440
Ironwood at the Ranch                12/92   Westminster, CO            1986       226       1,580      8,948     10,528
Calais                               12/92   Dallas, TX                 1986       264       1,011      5,732      6,743
Pointe at South Mountain             4/93    Phoenix, AZ                1988       364       2,558     15,078     17,636
The Registry                         7/93    Denver, CO                 1987       208       1,269      7,229      8,498
Catalina Shores                      7/93    Las Vegas, NV              1989       256       1,501      8,541     10,042
Crossing at Green Valley             7/93    Las Vegas, NV              1986       384       2,338     13,270     15,608
Parkwood East                        7/93    Fort Collins, CO           1986       259       1,602      9,109     10,711
Regatta                              8/93    San Antonio, TX            1983       200         968      5,519      6,487
Forest Valley                        8/93    San Antonio, TX            1983       185         567      3,249      3,816
Landera                              8/93    San Antonio, TX            1983       184         608      3,477      4,085
Mountain Run                         9/93    Albuquerque, NM            1985       472       2,628     14,944     17,572
The Marks (B)                        11/93   Denver, CO                 1987       616       5,268     30,252     35,520
Warwick Station                      11/93   Denver, CO                 1986       332       2,438     13,740     16,178
Dos Caminos                          12/93   Phoenix, AZ                1983       264       2,273     12,896     15,169
Copper Creek                         12/93   Phoenix, AZ                1984       144       1,165      6,615      7,780
Mission Palms                        3/94    Tucson, AZ                 1980       360       2,699     15,539     18,238
San Tropez                           3/94    Phoenix, AZ                1989       316       3,254     18,557     21,811
Crown Court                          3/94    Phoenix, AZ                1987       416       4,154     23,791     27,945
Augusta                              5/94    Oklahoma City, OK          1986       197       1,197      6,711      7,908
Heritage Park                        5/94    Oklahoma City, OK          1983       452       1,831     10,924     12,755
Invitational                         5/94    Oklahoma City, OK          1983       344       1,629      9,845     11,474
Raindance                            5/94    Oklahoma City, OK          1984       504       1,449      8,536      9,985
Windrush                             5/94    Oklahoma City, OK          1982       160         767      4,513      5,280
Wellsford Oaks                       5/94    Tulsa,OK                   1991       300       1,811     10,303     12,114
Huntington Hollow                    5/94    Tulsa,OK                   1981       288         800      5,120      5,920
One Eton Square                      5/94    Tulsa,OK                   1985       448       2,567     14,464     17,031
Silver Springs                       5/94    Tulsa,OK                   1984       200         838      4,739      5,577
Woodland Oaks                        5/94    Tulsa,OK                   1983       228       1,071      6,426      7,497
North Creek Heights                  12/94   Seattle, WA                1990       114       1,621      5,215      6,836
Panther Ridge                        12/94   Seattle, WA                1980       260       2,608      7,398     10,006
Highland Creste                      12/94   Seattle, WA                1989       198       1,284      8,652      9,936
Ridgegate                            12/94   Seattle, WA                1990       153       1,037      4,472      5,509
Whitedove Pointe                     12/94   Seattle, WA                1992        96         619      5,164      5,783
Cherry Hill                          12/94   Seattle, WA                1991       108       1,497      5,222      6,719
Plum Tree Park                       12/94   Seattle, WA                1991       196       2,786      7,525     10,311
Firdale Village                      12/94   Seattle, WA                1986       386       3,285     16,070     19,355
Martha Lake                          12/94   Seattle, WA                1991       155       1,950      6,370      8,320
Country Club Village                 12/94   Seattle, WA                1991       151       1,948      6,900      8,848
2300 Elliott                         12/94   Seattle, WA                1992        91       1,299      6,676      7,975
Metropolitan Park                    12/94   Seattle, WA                1991        82         920      5,091      6,011
Seventh & James                      12/94   Seattle, WA                1992        96       1,475      5,652      7,127
Merrill Creek                        12/94   Tacoma, WA                 1994       149       1,185      6,315      7,500
Stoney Creek                         12/94   Tacoma, WA                 1990       231       1,571      8,486     10,057
Windridge                            12/94   Tacoma, WA                 1989        80         303      2,463      2,766
Surprise Lake Village                12/94   Tacoma, WA                 1986       338         957     12,711     13,668
Cambridge                            12/94   Tacoma, WA                 1988        96         564      3,792      4,356
Chestnut Hills                       12/94   Tacoma, WA                 1991       157         609      6,549      7,158
The Hamptons                         12/94   Tacoma, WA                 1991       230       1,602      8,536     10,138
Windemere                            12/94   Tacoma, WA                 1987        36         234        882      1,116
Crown Pointe                         12/94   Tacoma, WA                 1987        76         107      2,644      2,751
Gold Pointe                          12/94   Tacoma, WA                 1990        84         673      3,646      4,319
The Village at Seeley Lake (B)       12/94   Tacoma, WA                 1990       522       2,566     23,124     25,690
The Westridges (C)                   12/94   Tacoma, WA                 1991       714       4,476     29,178     33,654
The Ridgetop                         12/94   Tacoma, WA                 1988       221         731      7,954      8,685
Summit at Lake Union                 12/96   Seattle, WA                1996       150       2,485     14,077     16,562

                                                                                19,004    $114,212   $644,585   $758,797



                                                                     December 31, 1996
                                   -------------------------------------------------------------------------------------
                                      Cost
                                   Capitalized           Total Cost (A)                       Total Cost
                                   Subsequent     -----------------------------                 Net of
                                       to                    Bldgs &                Accum     Accumulated
    Property Name                  Acquisition      Land     Improve      Total      Depr     Depreciation  Encumbrances
-----------------------------      -----------    --------   --------   ---------  --------   ------------  ------------


Countryside                             $124          $742    $3,311      $4,053   $1,290         $2,763            ---
Colinas Pointe                           149         1,224     6,441       7,665    2,226           5,439           ---
The Overlook                             630         1,792     7,936       9,728    2,504           7,224           ---
The Village at Bear Creek (B)            112         3,912    24,077      27,989    2,881          25,108           ---
Waterford                                 58           500     2,212       2,712      712           2,000           ---
Trails End                               484         1,000     6,559       7,559    2,050           5,509           ---
Springs of Country Woods                 269         1,700    15,717      17,417    4,732          12,685           ---
Settlers Point                           167           700     6,144       6,844    1,733           5,111           ---
Villas of Oak Creste                     107           824     4,169       4,993    1,059           3,934           ---
Burn Brae                                257         1,507     5,884       7,391    1,475           5,916           ---
Cimarron Ridge                           262           825     5,769       6,594    1,480           5,114           ---
Copperfield                              117         1,144     4,635       5,779    1,176           4,603           ---
Highland Point                           361           965     6,261       7,226    1,568           5,658           ---
Sterling Point                           846           605     3,946       4,551    1,017           3,534           ---
Skyline Gateway                          255           738     5,618       6,356    1,264           5,092           ---
Quail Cove                               627         1,785    10,476      12,261    2,403           9,858           ---
Reflections at the Lakes                  26         2,016    11,450      13,466    1,944          11,522           ---
Ironwood at the Ranch                    100         1,583     9,045      10,628    1,447           9,181        $6,070
Calais                                   300         1,011     6,032       7,043      981           6,062           ---
Pointe at South Mountain                 169         2,558    15,247      17,805    2,246          15,559        12,900
The Registry                              75         1,269     7,304       8,573    1,010           7,563           ---
Catalina Shores                          128         1,501     8,669      10,170    1,197           8,973           ---
Crossing at Green Valley                 154         2,338    13,424      15,762    1,856          13,906           ---
Parkwood East                             17         1,602     9,126      10,728    1,263           9,465           ---
Regatta                                  175           968     5,694       6,662      767           5,895           ---
Forest Valley                            219           567     3,468       4,035      471           3,564           ---
Landera                                  197           608     3,674       4,282      500           3,782           ---
Mountain Run                             319         2,628    15,263      17,891    2,026          15,865           ---
The Marks (B)                            285         5,268    30,537      35,805    2,340          33,465        21,325
Warwick Station                          155         2,438    13,895      16,333    1,735          14,598        10,243
Dos Caminos                              336         2,273    13,232      15,505    1,653          13,852           ---
Copper Creek                             118         1,165     6,733       7,898      839           7,059           ---
Mission Palms                            138         2,699    15,677      18,376    1,763          16,613           ---
San Tropez                                50         3,254    18,607      21,861    2,089          19,772           ---
Crown Court                              134         4,154    23,925      28,079    2,687          25,392         5,679
Augusta                                   59         1,197     6,770       7,967      710           7,257           ---
Heritage Park                            695         1,831    11,619      13,450    1,209          12,241           ---
Invitational                             390         1,629    10,235      11,864    1,080          10,784           ---
Raindance                                800         1,449     9,336      10,785      966           9,819           ---
Windrush                                 108           767     4,621       5,388      487           4,901           ---
Wellsford Oaks                           121         1,811    10,424      12,235    1,094          11,141           ---
Huntington Hollow                        747           800     5,867       6,667      624           6,043           ---
One Eton Square                          226         2,567    14,690      17,257    1,542          15,715           ---
Silver Springs                           304           838     5,043       5,881      529           5,352           ---
Woodland Oaks                            341         1,071     6,767       7,838      709           7,129           ---
North Creek Heights                       55         1,621     5,270       6,891      430           6,461           ---
Panther Ridge                            287         2,608     7,685      10,293      622           9,671           ---
Highland Creste                           60         1,284     8,712       9,996      711           9,285           ---
Ridgegate                                 82         1,037     4,554       5,591      374           5,217           ---
Whitedove Pointe                          14           619     5,178       5,797      423           5,374           ---
Cherry Hill                               21         1,497     5,243       6,740      430           6,310           ---
Plum Tree Park                            74         2,786     7,599      10,385      626           9,759           ---
Firdale Village                          221         3,285    16,291      19,576    1,339          18,237           ---
Martha Lake                              245         1,950     6,615       8,565      548           8,017           ---
Country Club Village                     132         1,948     7,032       8,980      574           8,406           ---
2300 Elliott                              80         1,299     6,756       8,055      552           7,503           ---
Metropolitan Park                         23           920     5,114       6,034      418           5,616           ---
Seventh & James                           89         1,475     5,741       7,216      470           6,746           ---
Merrill Creek                             15         1,185     6,330       7,515      517           6,998         5,659
Stoney Creek                             106         1,571     8,592      10,163      706           9,457           ---
Windridge                                 63           303     2,526       2,829      208           2,621           ---
Surprise Lake Village                    334           957    13,045      14,002    1,076          12,926           ---
Cambridge                                 38           564     3,830       4,394      311           4,083           ---
Chestnut Hills                            43           609     6,592       7,201      539           6,662           ---
The Hamptons                              66         1,602     8,602      10,204      703           9,501         6,100
Windemere                                 12           234       894       1,128       73           1,055           ---
Crown Pointe                               8           107     2,652       2,759      216           2,543           ---
Gold Pointe                               70           673     3,716       4,389      307           4,082           ---
The Village at Seeley Lake (B)            64         2,566    23,188      25,754    1,322          24,432           ---
The Westridges (C)                       601         4,476    29,779      34,255    2,435          31,820           ---
The Ridgetop                              58           731     8,012       8,743      655           8,088           ---
Summit at Lake Union                       0         2,485    14,077      16,562       47          16,515           ---



                              ----------------    --------  --------    --------  -------        --------       -------
                      Total:         $14,572      $114,215  $659,154    $773,369  $83,966        $689,403       $67,976
                              ----------------    --------  --------    --------  -------        --------       -------


(A) The aggregate cost for federal income tax purposes at December 31, 1996 is $833,883. Total cost excludes construction in process of $22,211.
(B)  Includes expansion(s) completed/acquired in 1996.
(C) In 1996, the Company combined the operations of its Westridge, Pointe at Westridge and Village at Westridge communities.




                                 Schedule III
             WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION

 Gross Asset Amount                  1996          1995          1994
------------------------------    ----------     ---------     ---------

Balance at beginning of period     $710,209      $742,411       $301,389

Acquisitions                         62,098            --        439,122

Dispositions                        (1,612)      (39,087)             --

Improvements                          2,674         6,885          1,900
                                  ---------      --------      ---------

Balance at end of period          $ 773,369      $710,209       $742,411
                                  =========      ========       ========

  Accumulated Depreciation
----------------------------

Balance at beginning of period    $  58,491     $  34,777      $  19,165

Depreciation                         25,591        25,308         15,612

Dispositions                          (116)       (1,594)       --
                                  ---------      --------      ---------

Balance at end of period          $  83,966     $  58,491      $  34,777
     ========= ========= =========