Form 10-Q
period 1997-03-31
WELLSFORD RESIDENTIAL PROPERTY TRUST
filed 1997-05-15
CIK 892291

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

========================================================================
                                FORM 10-Q
========================================================================

{X}        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 1997
                                    ------------------------------

                                   OR

{  }       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to


Commission file number                                 1-11550
                                    -------------------------------

                    Wellsford Residential Property Trust
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                    Maryland
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   13-3675988
               ------------------------------------------------
                       (IRS Employer Identification No.)

                    610  Fifth  Avenue, New York, NY  10020
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                    (Zip Code)

                                  (212) 333-2300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                    No
       --------                     --------
Number of common shares of beneficial interest, $.01 par value, outstanding as of May 9, 1997: 17,246,897.

                   WELLSFORD RESIDENTIAL PROPERTY TRUST
                               FORM 10-Q

------------------------------------------------------------------------
                                 INDEX
------------------------------------------------------------------------


                                                                  Page
                                                                 Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1997
           (unaudited)and December 31, 1996                         3

           Consolidated Statements of Operations(unaudited)for the
           three months ended March 31, 1997 and 1996               4

           Consolidated Statements of Cash Flows(unaudited)for the
           three months ended March 31, 1997 and 1996               5

           Notes to Consolidated Financial Statements (unaudited)   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7

PART II.   OTHER INFORMATION                                        9

           SIGNATURES                                              10

             Wellsford Residential Property Trust and Subsidiaries
                          Consolidated Balance Sheets
                                                                                                  March 31,            December 31,
                                                                                                    1997                  1996
                                                                                              --------------         ---------------
                                                                                                (Unaudited)
ASSETS
Real estate assets, at cost:
   Land ..............................................................................         $ 114,275,557          $ 114,214,888
   Buildings and improvements ........................................................           660,081,262            659,153,965
                                                                                               -------------          -------------
                                                                                                 774,356,819            773,368,853
      Less, accumulated depreciation .................................................           (90,733,339)           (83,965,956)
                                                                                               -------------          -------------
                                                                                                 683,623,480            689,402,897
   Construction in progress ..........................................................            48,781,059             22,210,933
                                                                                               -------------          -------------
                                                                                                 732,404,539            711,613,830
Cash and cash equivalents ............................................................            29,371,713             10,811,505
Restricted cash ......................................................................             5,774,702              7,666,598
Mortgage note receivable .............................................................            17,800,000             17,800,000
Deferred financing costs .............................................................             5,168,974              5,400,787
Prepaid and other assets .............................................................             6,941,017              2,995,854
                                                                                               -------------          -------------

Total Assets .........................................................................         $ 797,460,945          $ 756,288,574
                                                                                               =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Senior unsecured notes ............................................................         $ 248,545,888          $ 248,495,847
   Mortgage notes payable ............................................................            82,673,731             82,730,831
   Unsecured credit facilities .......................................................            63,575,000             18,075,000
   Accrued expenses and other liabilities ............................................            13,085,625             15,617,516
   Dividends payable .................................................................            11,495,180             11,433,547
   Security deposits .................................................................             3,234,835              3,249,607
                                                                                               -------------          -------------

Total Liabilities ....................................................................           422,610,259            379,602,348
                                                                                               -------------          -------------

Commitments and contingencies ........................................................                  --                     --

Shareholders' Equity:
   Shares of beneficial interest, 100,000,000 shares authorized -
      3,999,800 Series A Convertible Preferred Shares, $.01 par value per share, liquidation preference $25 per share, issued and
      outstanding; ...................................................................                39,998                 39,998
      2,300,000 Series B Preferred Shares,
      $.01 par value per share, liquidation preference $25 per share,
      issued and outstanding; ........................................................                23,000                 23,000
      17,233,152 and 17,101,812 Common Shares,
      $.01 par value  per share, issued and outstanding at
      March 31, 1997 and December 31, 1996, respectively .............................               172,332                171,018
   Paid in capital in excess of par value ............................................           464,955,263            461,290,031
   Distributions in excess of net income .............................................           (83,786,781)           (78,284,695)
   Deferred compensation and shareholder loans receivable ............................            (6,553,126)            (6,553,126)
                                                                                               -------------          -------------

Total Shareholders' Equity ...........................................................           374,850,686            376,686,226
                                                                                               -------------          -------------

Total Liabilities and Shareholders' Equity ...........................................         $ 797,460,945          $ 756,288,574
                                                                                               =============          =============




             Wellsford Residential Property Trust and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                       Three Months Ended March 31,
                                       ----------------------------
                                            1997          1996
                                       -------------  -------------
REVENUE
   Rental income ....................   $ 32,608,636   $ 30,408,668
   Other income .....................      1,498,821      1,370,674
   Interest income ..................        544,299        260,144
                                        ------------    -----------
      Total Revenue .................     34,651,756     32,039,486
                                        ------------    -----------

EXPENSES
   Property operating and maintenance     10,543,184      9,722,165
   Real estate taxes ................      2,512,444      2,420,048
   Depreciation and amortization ....      7,026,142      6,436,099
   Property management ..............      1,129,391      1,237,540
   Interest .........................      6,589,512      5,517,230
   General and administrative .......        857,988      1,011,621
                                        ------------    -----------
      Total Expenses ................     28,658,661     26,344,703
                                        ------------    -----------

(Loss) on JV communities ............           --          (20,770)
                                        ------------    -----------

Net income ..........................      5,993,095      5,674,013

Preferred dividends .................      3,137,100      3,137,100
                                        ------------    -----------

Income (loss) available for
   common shareholders ..............   $  2,855,995 $    2,536,913
                                         ===========    ===========


Net income (loss) per common share ..   $       0.17           0.15
                                        ============    ===========

Weighted average number of common
   shares outstanding ...............     17,150,966     17,031,108
                                        ============    ===========

Cash dividends declared per common
   share ............................   $      0.485    $     0.485
                                        ============    ===========






See accompanying notes.



             Wellsford Residential Property Trust and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                   Three Months Ended March 31,
                                                                                                ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               1997                    1996
                                                                                                ----------             ------------
   Net income ....................................................................              $5,993,095               $5,674,013
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization ..............................................               7,234,536                6,594,497
      Amortization of deferred compensation and
      shareholder loans receivable ...............................................                    --                    140,050
      Decrease (increase) in assets
         Escrow cash .............................................................                 (68,439)                  43,123
         Debt service reserve ....................................................               1,960,335                  391,106
         Rent receivables ........................................................                (313,183)                  11,401
         Prepaid and other assets ................................................              (3,683,104)                  68,721
      (Decrease) increase in liabilities
         Accounts payable ........................................................                (175,843)                (453,567)
         Accrued expenses and other liabilities ..................................              (2,356,048)              (3,753,763)
         Security deposits .......................................................                 (14,772)                 (41,260)
                                                                                              ------------             ------------
      Net cash provided by operating activities ..................................               8,576,577                8,674,321
                                                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate assets ..............................................             (27,558,092)              (4,585,341)
                                                                                              ------------             ------------
      Net cash provided by (used in) investing activities ........................             (27,558,092)              (4,585,341)
                                                                                              ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable ..........................................                    --                       --
   Proceeds (payment) from credit facilities .....................................              45,500,000                     --
   Payment of deferred financing costs ...........................................                (129,333)                 (59,046)
   Principal payments on mortgage notes ..........................................                 (61,942)              (4,968,568)
   Distributions to shareholders .................................................             (11,433,547)             (11,310,053)
   Proceeds from dividend reinvestment plan ......................................                 573,151                  121,598
   Proceeds from exercise of options .............................................               3,093,394                     --
                                                                                              ------------             ------------
      Net cash provided by (used in) financing activities ........................              37,541,723              (16,216,069)
                                                                                              ------------             ------------

   Net (decrease) in cash and cash equivalents ...................................              18,560,208              (12,127,089)
   Cash and cash equivalents, beginning of period ................................              10,811,505               29,444,008
                                                                                              ------------             ------------
   Cash and cash equivalents, end of period ......................................            $ 29,371,713             $ 17,316,919
                                                                                              ============             ============

SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest ......................................            $ 10,914,113             $  9,900,073
   First quarter dividends declared ..............................................            $ 11,495,180             $ 11,397,667








    See accompanying notes.

         WELLSFORD RESIDENTIAL PROPERTY TRUST AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General

      Wellsford Residential Property Trust and Subsidiaries (the "Company") is a fully integrated and self administered equity real estate investment trust ("REIT") principally engaged in the acquisition, development and operation of multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At March 31, 1997, the Company owned 72 multifamily communities containing 19,004 units and four commercial office buildings comprising 750,400 square feet. In addition, the Company has two multifamily communities under development, comprising 760 units.

      The accompanying financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rule. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.    Merger and Recent Development

      The Company has entered into an Agreement and Plan of Merger, dated as of January 16, 1997 (the "Agreement"), with Equity Residential Properties Trust("EQR"). The Agreement provides for the exchange of all of the outstanding common shares of the Company for common shares of the surviving trust, at an exchange ratio of 0.625 common shares of the surviving trust for each common share of the Company (the "Merger"). Immediately prior to the Merger, and subject to the satisfaction or waiver of all conditions thereto, the Company will contribute certain of its
      assets,  including  the  Commercial Properties  (as defined below),   and
      certain of its liabilities to its subsidiary, WRP Newco (as defined below) and distribute to its common shareholders, on a pro rata basis, all of the shares it owns in WRP Newco (the "Spin Off").

      In contemplation of the Merger and Spin Off, the Company has acquired five commercial office properties (the "Commercial Properties") for $47.6
      million  in  aggregate,   has closed on four of the properties during the
      first quarter of 1997 and one in April 1997 and has acquired a $20 million portion of an $80 millon subordinated mezzanine real estate loan bearing
      interest at approximately 12% per annum.    The aggregate  purchase price
      for the Commercial Properties includes approximately $2.25 million in value of common shares of Wellsford Real Properties, Inc. ("WRP Newco") to be issued to an entity in consideration for the assignment of the purchase contracts entered into by such entity. Upon liquidation of such entity, each of the Chairman of the Board and President of the Company, Messrs. Lynford and Lowenthal, will receive approximately 16.4% of such shares, and the wife of Mark Germain, a trustee of the Company, will receive approximately 13.8% of such shares. Each are owners of such entity. The four commercial properties acquired during the first quarter are currently vacant and undergoing renovations and are included in the construction in progress balance at March 31, 1997.

      The Merger is subject to the approval of the common shareholders of both EQR and the Company.


3.    Earnings Per Share

      Net income per share was calculated using the weighted average number of shares outstanding of 17,150,966 and 17,031,108 for the three months ended March 31, 1997 and 1996, respectively. The Company declared a common dividend of $0.485 per common share, a Series A preferred dividend of $0.4375 per share, and a Series B preferred dividend of $0.603125 per share on March 12, 1997 payable to shareholders of record on March 25, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.    General

      The Company's operations consist of acquiring, developing and operating residential multifamily communities located in the Southwest and Pacific Northwest regions of the United States. At March 31, 1997, the Company owned 72 multifamily communities containing 19,004 units and four commercial office buildings comprising 750,400 square feet. In addition, the Company has two multifamily communities under development, comprising 760 units, and purchased one commercial office building in April 1997, comprising 190,000 square feet.

      Increases in revenues and expenses in the periods compared below were due primarily to the acquisition (development) of four communities containing a total of 828 units during 1996 (the "Acquisition Communities"), offset by the disposition of two communities containing a total of 120 units in 1996. Certain comparisons between periods have been made on an actual basis as well as on a weighted average per unit basis, a technique which adjusts for certain increases in existing communities and increases or decreases related to the acquisition or disposition of communities.

      The Company currently has the following two multifamily development projects on which it has spent $ 24.0 million through March 31, 1997:

                    Number                  Estimated         Estimated
      Name          of Units   Location     Total Cost      Completion Date

      Red Canyon      304       Denver     $33.6 million    Fourth Qtr. 1998
      Blue Ridge      456       Denver      42.5 million    Fourth Qtr. 1997
                      ---                   ------------

                      760                  $76.1 million
                      ===                   ============

      These projects are being developed pursuant to fixed-price contracts. The Company is committed to purchase 100% of these projects upon completion and the achievement of certain occupancy levels, which is anticipated to occur at the dates disclosed above.

      In addition, all of the commercial office buildings purchased by the Company are undergoing renovations and are included in the construction in progress balance at March 31, 1997.

      Risks Associated with Forward-Looking Statements.

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

2.    Results of Operations

      Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

      Rental income increased by $2.2 million or 7%. $1.8 million of this increase represents rental income from the Acquisition Communities. On a per unit basis, rental income increased from $1,669 to $1,716 or 3% due primarily to increases in rental rates. Revenues for the 68 communities which were owned during the first three months of 1996 and 1997 increased by 2%. Occupancy for the 68 communities owned during the first three months of both 1996 and 1997 decreased from 95.0% to 94.9%.

      Other income increased by $0.1 million or 9%. This increase primarily represents other income from the Acquisition Communities. On a per unit basis, other income increased from $75 to $79 or 5%.

      Interest income increased by $0.3 million due primarily to the Company's $17.8 mortgage note receivable originated in July 1996.

      As a result of the above changes, total revenues increased from $32.0 million to $34.7 million or 8%. On a per unit basis, total revenue increased from $1,758 to $1,823 (or from $586 to $608 per unit per month) or 4%.

      Property operating and maintenance expenses increased by $0.8 million or 8%. $0.3 million of this increase represents property operating and maintenance expenses from the Acquisition Communities. On a per unit basis, these expenses increased from $534 to $555 or 4%.

      Real estate taxes increased by $0.1 million or 4%. This increase is primarily attributable to the Acquisition Communities. On a per unit basis, real estate taxes decreased from $133 to $132 or 1% due primarily to decreases in assessed values in certain cities.

      Property management expense decreased by $0.1 million or 1%. $0.1 million of increase represents property management expense related to the
      Acquisition Communities, which is offset by the lower costs described below. On a per unit basis, property management expense decreased from $68 to $59 or 13% due primarily to lower costs associated with the internalization of the Company's property management services, which were previously contracted out to third parties.

      Interest expense increased by $1.1 million or 19%. This increase is primarily the result of the purchase of the Acquisition Communities.

      General and administrative expenses decreased by $0.2 million. On a per unit basis, this expense decreased from $56 to $45 or 19%.

      Depreciation and amortization increased by $0.6 million or 9% due primarily to the acquisition of communities.

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

      The Company has a $150 million unsecured revolving credit facility from The First National Bank of Boston (the "Bank of Boston Credit Facility"). At March 31, 1997, $63.6 million was outstanding on the Bank of Boston
      Credit Facility leaving $86.4 million undrawn. During April 1997, an additional $20.0 million was drawn to fund the Company's investment in a real estate loan, leaving $66.4 million undrawn. The Bank of Boston Credit Facility may be used for financing acquisitions, development, capital expenditures, repayment of indebtedness and working capital purposes.

      PART II.

      OTHER INFORMATION

         Item 1:     Legal Proceedings - Not Applicable.

         Item 2:     Changes in Securities - Not Applicable.

         Item 3:     Defaults upon Senior Securities - Not Applicable.

         Item 4:     Submission   of  Matters  to  a  Vote  of  Security
                     Holders - Not Applicable.

         Item 5:     Other Information - Not Applicable.

         Item 6:     Exhibits and Reports on Form 8-K

                     (a)  Exhibits filed with this Form 10-Q:
                          27.1 Financial  Data Schedule  (EDGAR Filing Only)
                     (b) Reports on Form 8-K filed by the registrant during its fiscal quarter ended March 31, 1997:

                          - Form 8-K filed January 16, 1997 relating to the Merger.
                          - Form 8-K filed February 3, 1997 relating to the purchase of certain of the Commercial Properties.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLSFORD RESIDENTIAL PROPERTY TRUST



By:   /s/ Jeffrey H. Lynford
      --------------------------------------------------
      Jeffrey H. Lynford, Chairman of the Board


      /s/ Gregory F. Hughes
      --------------------------------------------------
      Gregory F. Hughes, Vice President and Chief Financial Officer


Dated: May 9, 1997